Form 10KSB
period 2004-12-31
PARADISE TAN INC
filed 2005-04-15
CIK 1185218

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to ________________

Commission File Number:__________________

PARADISE TAN, INC (Name of small business issuer in its charter)

Texas (State or other jurisdiction of Incorporation	75-2524355 (I.R.S. Employer Identification No.)

6700 Denton Highway, Suite H, Watauga, Texas (Address of principal executive offices)	76148 (Zip Code)

(817) 581-2366 Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:

    COMMON STOCK ($0.01 par value per share)
(Title of Class)

Check whether the issuer (1) field all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X] No.

Check if there is no disclosure of delinquent filers in response to (Item 405 of Regulation S-B) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year.$840,774

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by references to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 14, 2005, $24,512.35

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [] Yes [] No.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 14, 2005, 23,384,114 shares of common stock and 135,998 shares of preferred stock.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to (Rule 424(b) or (c)) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Paradise Tan, Inc. (the "Company" or "Paradise Tan") develops, markets, franchises, licenses, and operates retail locations offering indoor tanning services and related products to the general public under the Paradise Tan™ name. "Indoor tanning" refers to the use of specially designed fluorescent lamps emitting specific wavelengths of ultraviolet light to cause a customer's skin to develop a tan in response. The Company is a Texas corporation formed in 1994.

The Company opened its first tanning center in 1994. During the first two years of operations, the Company opened three more tanning centers in the Dallas/Fort Worth, Texas area, bringing the total to four. In 1997, the Company opened its first concept indoor tanning center that would become the prototype for future locations. With the prototype center, the Company started its franchising program under Paradise Franchising International, Inc. (the “Franchise Company”), a wholly owned subsidiary of the Company. Franchised locations pay the Company an initial franchise fee of $24,000 and monthly fees ranging from $250 to $350, based on gross revenues. Franchisees receive training, assistance in maintaining profitable operations and join in cooperative advertising programs. In 2001, the Company also started a licensing program. Licensees pay a flat monthly fee of $350; in return licensees are allowed to use the Paradise Tan™ name and logo and are part of the cooperative advertising program. Licensees do not receive training or operational assistance unless they pay additional consulting fees on a fee-for-service basis.

The Company currently has seven Company owned and operated indoor tanning centers and four franchised or licensed centers in the Dallas/Fort Worth and Phoenix Arizona metropolitan areas. The Company’s current strategy is to repurchase all of the franchised or licensed locations in the Dallas/Fort Worth area and convert them to Company-owned locations. The average Paradise Tan™ indoor tanning center consists of between 1,600 and 2,600 square feet of leased space located in retail shopping areas, with each location containing between eleven to twenty tanning beds and booths. In addition to providing tanning services, our locations sell private label lotions, shirts and other items. The Company is considering sales of other products we believe would be attractive to our customers, including nutritional bars and supplements. The Company can give no assurances that it will expand its product line or that any new products would be successful.

      Most of the Company's revenues are from sales of memberships in its indoor tanning centers. The Company also earns revenue from the sales of lotions and apparel, franchise fees and license fees. In the most recent fiscal year ending December 31, 2004, approximately 83% of revenues come from the sale of tanning services and memberships, 17% from sale of lotions and apparel, with no revenues from franchise and license fees. There are many levels of memberships and each entitles the member to use the Company’s facilities as often as desired, commensurate with safety considerations and level of the membership. See "Government Regulations." Memberships are sold on a pre-paid basis with a monthly payment option, but terms and conditions of memberships can be modified from time to time to reflect special offers, new store promotions and other discounts.

Industry Overview. The U.S. indoor tanning industry began in 1979. According to industry sources, the total U.S. indoor tanning industry is estimated to have annual revenues of over $5 billion in 2003, with an estimated 20,000 to 25,000 locations that concentrate strictly on tanning. The three largest segments of the indoor tanning industry are tanning sessions (services), the manufacture of tanning devices and the manufacture and sale of tanning lotions specifically designed for indoor tanning. Industry sources estimate that approximately 10,000 tanning beds are sold annually in the United States to retail indoor tanning locations, with a total installed base of approximately 178,000 units, at an average price of $7,000 per bed. These sales do not include home sales or other equipment and accessories. Currently, there are approximately 32 to 42 tanning lotion manufacturers, although that number varies. According to industry sources, the largest manufacturer of tanning products, ETS, Inc., produces revenues in excess of $40 million annually. The Company has targeted the largest segment of the indoor tanning industry, tanning services, as its primary business and the retail sale of indoor tanning lotions as its secondary objective.

Small independent operators currently dominate the indoor tanning service industry, the average operator having one or two locations in a single metropolitan area. These operators are traditionally undercapitalized and rely primarily upon their personal financial resources. Independently operated tanning centers usually offer limited choices to customers as to hours of operation and tanning devices and do not have standardized operating or marketing procedures. Most marketing by such operators is by word of mouth, local print advertising and couponing. After research, the Company has been unable to identify any single entity that accounts for more than 1% of the national indoor tanning services market. The Company believes the growing number of tanning centers, together with greater consumer acceptance of indoor tanning, has resulted in significant increases in industry sales, with steady revenue growth over the past three years.

Business Strategy. The Company's business strategy is designed to achieve further growth in the indoor tanning services industry, to utilize its concept store to dominate any market area it enters, to establish a national corporate presence and to develop consumer recognition of the Paradise Tan™ and Paradise Tanning Centers™ names.

The tanning services segment of the market consists almost exclusively of small independently owned indoor tanning centers that offer limited hours of access with two to ten tanning beds. Management believes that the current state of the indoor tanning industry is comparable to the videotape rental industry approximately ten years ago. During the early 1980's, independent videotape rental stores dominated that industry and offered a limited number of movie titles from small shops during limited operating hours. Since that time, the videotape rental industry has become dominated by a small number of large companies offering larger stores, substantially larger product inventories and increased hours of operation, along with a wide variety of related products and services (videotape sales, used tape sales, equipment, popcorn, candy and the like). These larger and better capitalized operators have eliminated much of the independent competition and captured significant market share. The Company's plan is to become a dominant force in the tanning services industry by adopting business strategies similar to those of the larger corporate chains that now dominate the videotape rental industry.

The Company has already developed a standard concept for providing indoor tanning services. Since the Company opened its first indoor tanning center in 1994, we have refined the concept through a number of evolutionary changes. These refinements have included more sophisticated management and operational control systems than found in typical tanning stores, distinctive interior and exterior designs, standardized color schemes, uniform store layouts and facilities. The Company is confident that the concept store has been sufficiently refined for introduction into new markets.

The concept store is an integrated marketing approach evident in both the exterior and interior of the stores. Each new Paradise Tan™ indoor tanning center has a standardized design and color scheme that combine to give each store a consistent architectural look. Each 1,600 to 2,600 square foot concept store is equipped with eleven to twenty state of the art tanning beds and booths.  With average tanning sessions of ten to twenty minutes, members have continuous access and availability of equipment to fit individual tanning needs and schedules. A typical Paradise Tan™ indoor tanning center will operate somewhat longer hours than a typical family owned tanning center. Location hours vary by season. The Company believes that implementation of the concept store will force competitors within a market area to compete on a similar level, requiring them to raise significant capital within a short period of time or withdraw from the market.

Along with a standardized interior design, color scheme and upscale atmosphere, our Paradise Tan™ locations use a consistent set of management and financial information and control systems that the Company has developed. These control systems include the use of a computerized database to ensure that customers are tanning within safe limits for their age and skin type. The Company also requires training of its employees and managers and those of its franchisees. The Company has the right to require its management, employees and those of its franchisees to attend continuing training if necessary. The use of management and financial control systems allows the Company to monitor the financial health of its Company-owned locations and those of its franchisees; these controls include daily and weekly gross sales reports, monthly and quarterly profit and loss statements and annual financial statements for each Paradise Tan™ Company-owned and franchised location.

The next phase of the Company's strategy is to rapidly expand the number of indoor tanning centers in existing markets to increase market penetration and expand its market areas. Within the next eighteen months, the Company plans to open or acquire, on average, approximately one Company-owned and operated store per quarter for the next six quarters, for a total of up to six new stores. Further expansion beyond this period will depend upon (i) the Company's ability to generate sufficient cash flow from its operations to open additional stores, (ii) the use of franchising, (iii) successfully obtaining additional debt or equity capital through institutional borrowings or additional offerings or (iv) a combination of the above.

The Company has recently implemented a strategy to acquire all of the franchised and licensed locations in the Dallas/Ft. Worth area and operate them as Company-owned locations. As part of this strategy, the Company has acquired one location in the second quarter of 2004 from a licensee, acquiring all of the location’s equipment for under market price. The Company is currently operating an additional licensed location and intends to acquire the location and its equipment by taking over existing financing. This transaction has not yet been finalized.

The Company currently estimates that the cost to construct and equip a Paradise Tan™ concept store is approximately $150,000 to $175,000.  Of this amount, approximately $65,000 is required for leasehold improvements and equipment meeting the Company's specifications and $85,000 to purchase tanning beds, booths and related equipment, inventory and miscellaneous expenses. The cost of acquisition of an existing indoor tanning center from a competitor and refurbishing it as a Paradise Tan™ indoor tanning center will vary from location to location.

One of the latest innovations in the tanning industry is UV Free Tanning. UV Free Tanning allows a person to get a tan with the application of a mist sprayed onto the skin to produce a tan. The Company is in talks with a manufacturer to utilize their equipment to supply our Paradise Tanning Centers™ locations. We currently operate seven UV Free Tanning units with plans to expand this to all of our current and future locations.

The Company also plans to capitalize on growing consumer awareness of the Paradise Tan™ brand by offering a full line of tanning products, including lotions and accelerators. The Company does not currently plan to manufacture its own product lines, but intends to utilize contract manufacturers that will private label the Company's formulations. The Company believes that offering its own tanning products on a national basis will promote brand recognition and benefit sales of its indoor tanning services.

Seasonality. The indoor tanning business is seasonal, with most memberships sold in the period from January through June. Paradise Tan™ uses an "autodraft" system, which automatically deducts monthly payments from a customer's bank account. This allows for cash flow throughout the year, but also allows the customer to cancel at any time. Customers may also put memberships "on hold," which allows the customer to remain as a member without having fees deducted for a set period of time.

Advertising and Promotion. The Company currently uses several methods of advertising and promotion, including print and broadcast media in the two markets that it serves. Franchisees are required to participate in chain-wide advertising and local advertising. Most of the Company's advertising dollars are spent in the local area through direct mail coupon offers. Each mailing is targeted by zones containing several postal zip codes that coincide with the market area of a particular store or group of stores. The Company places its direct mail advertising primarily with national direct mail advertising companies. As the Company expands, we can benefit from price reductions and preferential bookings offered by its advertising companies for larger mass mailings. The Company also uses billboards to target specific demographic market areas and as a general promotion to increase brand recognition with the general public. The Company has used television advertising on a seasonal basis. The main chain-wide advertising today consists of the expenses for developing and maintaining the Company's website and related efforts to gain wider recognition of the Paradise Tan ™ brand name in the industry and with consumers.

As the number of Paradise Tan™ indoor tanning centers in a market area becomes sufficient to justify an increase in the amount of the advertising budget devoted to broadcast advertising, the Company intends to expand its use of radio and television advertising. The Company also offers referral promotions to existing members, which has proven to be an effective low-cost marketing tool.

Trademarks. The Company has filed trademark applications with the United States Patent and Trademark Office (the "PTO") to obtain exclusive use of its trademarks Paradise Tan™ and Paradise Tanning Centers™ and associated artwork. The Company regards its trademarks as valuable assets and believes they have significant value in the marketing of its services and associated products. The Company intends to protect its intellectual property vigorously against infringement. Since, however, the Company has yet received approval of its applications from the PTO, there can be no assurance that the Company will obtain the right of exclusive use of its trademarks. If the PTO fails to grant such trademark registrations, it could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition. Competition within the tanning services industry is extremely high, with an estimated 20,000 to 25,000 tanning centers nationwide. The indoor tanning services market is highly fragmented, with no one company having a national presence. When the Company opens a Paradise Tanning Center™ in a new market area, it must compete against established local operators that have gained name recognition with local consumers. Because the Company competes against numerous operators, there is a substantial likelihood that competitors in some markets will have significantly greater financial, advertising and marketing resources than the Company.

The Company competes on the basis of convenience, variety and quality of services offered, price, value, name recognition, advertising and marketing. In addition, the Company believes that its concept, which sets the Company apart from other competitors, will be an important factor in its ability to compete on a regional and national basis.

Although significant new competitors may enter a market in which the Company operates, the Company believes this risk is somewhat mitigated by barriers to entry, such as high start up costs and lead times necessary to develop management systems and to adequately train managerial personnel. The Company believes that its most significant competitive limitation has been the lack of capital necessary to implement its business strategy. The Company's limited capital has affected the scope of its advertising and promotional activities and the ability to expand its business through the opening of new locations within its current markets and to open centers in new markets.

Employees. As of April 15, 2005, the Company had 29 employees, of which 13 were full time and 16 were part time, including 7 in managerial positions, 4 in administrative positions and the remainder in sales, store staff and customer service. The Company has not entered into any collective bargaining agreements with its employees. The Company believes that its relations with its employees are excellent.

Governmental Regulation. Both state and federal laws and regulations affect the indoor tanning services industry. The applicable federal laws and regulations do not affect the Company directly, but are primarily targeted at manufacturers of tanning booths, beds and other devices used by the Company in its day-to-day operations. The principal federal laws regulating the manufacture of indoor tanning devices are the Federal Food, Drug and Cosmetic Act administered by the Federal Food and Drug Administration (the "FDA"), the Public Health Service Act and the Radiation Control for Health and Safety Act. Because of the potential for injury and misuse of tanning devices, the FDA has issued stringent rules and regulations governing the manufacture and use of indoor tanning devices. These regulations include limits on the ultraviolet light emitted by indoor tanning devices, safe operation of such devices, timers, warning labels and the like.

The Company believes that the laws governing the manufacture and use of tanning devices are both necessary and appropriate. The Company purchases only indoor tanning devices that meet or exceed the standards required by the FDA. For the personal safety of its customers, the Company's employees monitor the use of its tanning beds and booths to assure compliance with the FDA guidelines. The Company's tanning beds and booths are installed, maintained and repaired by qualified employees or contractors in accordance with manufacturer's specifications.

State regulation of the indoor tanning industry varies from state to state. Many states have no laws or regulations regarding indoor tanning. As of the date of this registration statement, twenty-eight states have either adopted or are in the process of adopting laws and regulations dealing with the indoor tanning industry. State laws primarily regulate the health and safety aspects of indoor tanning operations rather than regulating the indoor tanning devices used. Both Texas and Arizona have adopted the FDA rules regarding indoor tanning devices. Typically, states require a minimum customer age of 13 (with parental consent and supervision), use of protective eyewear during any tanning session, maintenance of proper exposure distance and maximum exposure time as recommended by the manufacturer and availability of suitable physical aids such as handrails. Texas requires a minimum age of 13 years, with parental consent. Arizona does not have an age limit. The Company's internal policies require that customers be at least 14 years old. Customers aged 14 and 15 years must be accompanied by a parent and have written parental consent. Customers that are 16 or 17 years old require written parental consent. Violation of the federal or state laws or regulations could result in criminal or civil penalties. The Company's internal controls allow the Company to monitor the compliance of its Company-owned, franchised and licensed locations with the existing state regulations.

We currently operate in the states of Texas and Arizona, both of which have adopted laws and regulations regarding the indoor tanning industry. Both states require the licensing of indoor tanning facilities. In Texas, the indoor tanning regulations are administered by the Texas Department of Health. The Arizona Radiation Regulatory Agency enforces Arizona's indoor tanning regulations. The Company's locations meet or exceed the regulatory standards required by the Texas and Arizona laws and regulations.

The Company has designed its Paradise Tanning Center™ concept, including management controls and operating systems, to comply with applicable federal and state regulations and to monitor each location's compliance. Management believes that the Company's operations meet or exceed the requirements of all applicable or proposed statutes and regulations.

RISK FACTORS

We believe that our business is subject to numerous risk factors. We believe that the following are the material risk factors that impact our business.

General Risk Factors

Economic and Seasonal Conditions. The Company's business is seasonal in nature and is also subject to economic fluctuations. Purchases of the Company's tanning services and related products are discretionary and tend to decline during periods of recession when discretionary or disposable income is lower. Any significant decline in general economic conditions or uncertainties regarding future economic prospects affecting consumer spending habits could have a material adverse effect on the Company's business, financial condition and results of operations.

Use of the Company's indoor tanning services declines during the summer months (June, July and August) when natural sunlight is available for outdoor tanning. The Company’s Autodraft program does even out the seasonality, since this program provides cash flow throughout the year, but it is still a challenge to the business. Seasonal variations in consumer use of indoor tanning facilities can materially affect the Company's ability to sell its services resulting in uneven membership sales and operational cash flow among fiscal quarters. See Item 2, "Management's Discussion and Analysis of Financial or Plan of Operations--Liquidity and Capital Resources."

Accumulated Deficit and Operating Losses. The Company has a substantial retained deficit as of December 31, 2004 of ($5,378,239) and has operating losses of ($529,043) in the year ending December 31, 2004. We can give no assurances that the Company will show an operating profit at any time in the future. If the historical losses continue, the Company may be unable to continue as a going concern. The Company has funded its operating losses by raising additional capital from private investors or through debt. The Company has also been actively reducing expenses and streamlining its operations, while simultaneously increasing sales. In the past year, the Company sold one Company-owned location to a licensee as a way to increase the Company=s liquidity and capital resources. (See Item 2, "Management's Discussion and Analysis"). The Company is also actively seeking new franchisees, licensees and tanning center locations to increase revenues. Adding additional tanning center locations should increase overall sales while also spreading the Company's fixed overhead costs over a greater number of locations, lowering the percentage of such fixed costs to revenues and ultimately moving the Company toward profitability. We can give no assurances that we will be able to achieve these goals and become profitable in the short or long-term.

Limited Capital; Need for Significant Additional Financing. The Company has met its capital and operating requirements to date through private sales of securities, borrowings from officers and unaffiliated third parties, and from operational cash flow. Based upon the Company's business strategy and current financing plans, we believe that the Company will be able to meet its cash requirements for approximately one year. The Company's continued operations and expansion plans thereafter will depend upon revenues, if any, from operations and the availability of significant future equity and/or debt financing. The Company has no commitments for additional financing, except as described below in Item 2, "Management's Discussion and Analysis." We can give no assurance that the Company will have sufficient revenues or be able to obtain additional financing on satisfactory terms or that it will be able to maintain profitable operations. See Item 2, "Management's Discussion and Analysis."

Uncertain Return of Investment. An investment in our common stock is subject to a very high degree of risk. No one should purchase our common stock who is not able to risk the loss of their entire investment. This uncertainty is related to our history of operating losses and need for additional capital.

Dependence on Key Personnel. The Company is dependent upon the services and business expertise of its executive officers and certain key employees. The loss of any one of these individuals could have a material adverse effect on the Company.

Since the Company's inception in 1994, it has been under the management of Ron Schaefer, who is now the Company’s President. In 1998, Dan Sturdivant joined the management team. He is currently the Company’s Vice President. There can be no assurance at either Mr. Schaefer or Mr. Sturdivant will actively stay with and contribute to the Company. Both Mr. Schaefer and Mr. Sturdivant have employment agreements with the Company that include non-competition clauses. Each employment agreement has a three year term expiring September 1, 2006 and renew annually for additional one year terms, unless terminated by the Company or the employee in writing.

The Company believes that its future success will depend upon its ability to attract and retain skilled and knowledgeable management, marketing and operations personnel. We can give no assurance that the Company will be successful in retaining key employees or in securing the services of other qualified personnel. See Item 5, "Directors and Executive Officers, Promoters and Control Persons."

Control by Principal Stockholders. The Company's principal stockholders (the "Principal Stockholders") directly own a total of 15,213,329 shares of Common Stock of the Company, representing approximately 65% of the outstanding shares of Common Stock. This does not include shares subject to immediately exercisable options. Each director was issued options to purchase up to 5,000,000 shares of common stock at an exercise price of $.10 per share, for total shares owned, on a fully diluted basis, of 35,213,329, or 81% of the fully-diluted shares of common stock. As a result, the Principal Stockholders will be in a position to control the Company through their ability to determine the outcome of elections of the Company's directors, adopt, amend, or repeal the Bylaws and take certain other actions requiring the vote or consent of the stockholders of the Company. See Item 4, "Security Ownership of Certain Beneficial Owners and Management."

Risks Related to Business Expansion. During the last ten years, the Company has expanded within its initial trade area of metropolitan Dallas/Fort Worth, Texas and has expanded to Phoenix, Arizona. The Company's ability to accomplish its goals is dependent upon implementation of its aggressive expansion plans as part of its business strategy. However, the Company's business is subject to a number of risks related to expansion, any one of which could have a material adverse effect on its business, financial condition and results of operations.

The Company also believes that UV-free tanning will continue to be popular with its customers. The Company intends to purchase two UV-free tanning machines in the coming year, at the cost of approximately $35,000 per unit. The Company’s strategy is to have at least one UV-free tanning booth at each Paradise Tan TM location.

The Company's business strategy and expansion plans may place significant strain on the Company's management, working capital, financial and management control systems, and staff. The failure of the Company to properly respond to these needs by failing to maintain or upgrade financial and management control systems, failing to recruit additional staff or failing to respond effectively to difficulties encountered during expansion could adversely affect the Company's business, financial condition and results of operations. Although the Company has taken steps to ensure that its management and financial systems and controls are adequate to address its current needs and is attempting to recruit and train additional staff, there can be no assurance that the Company's systems, controls or staff will be adequate to sustain future growth.

The key aspect of the Company's business strategy is to expand the number of indoor tanning centers it operates and the trade areas (cities/states) in which the new or acquired locations, (both Company owned and franchisees/licensees) will be located. There is no assurance that the Company will be able to continue to secure attractive site locations on economic terms that are acceptable to the Company in a timely fashion and achieve the Company's expansion objectives. In addition, there can be no assurance that the Company's plans to expand will be successful, that new or acquired stores will be profitable. See Item 1, "Description of Business - Business Strategy" and " - Competition."

Franchising and Licensing. The Company’s growth strategy includes increasing the number of franchised or licensed locations. This is a new area for the Company and we have limited experience in franchising and licensing. There can be no assurance of that the Company will succeed in increasing the number of franchised or licensed locations, or that increasing such franchised or licensed locations will outweigh the costs of implementing and increased franchising and licensing strategy. If a Company owned location is sold to a franchisee/licensee, the Company will experience a loss of revenues, outside of the franchise or license fees, until another location can be added to replace the revenues.

Competition. The indoor tanning services industry is extremely competitive. The Company competes with numerous competitors offering indoor tanning services within any given trade area. Competition occurs not only from other tanning locations but also from health clubs that offer tanning services or facilities to their members as part of their existing services. The Company will compete against numerous competitors, most of whom may have significantly greater financial, advertising and marketing resources than the Company. The Company's future success will depend to a significant degree upon (i) its ability to rapidly expand and establish itself as a dominant competitor within a given trade area thereby discouraging additional competitors from entering the market, and (ii) the constraints imposed by the Company's financial resources. See Item 1, "Description of Business - Competition."

Marketing. The success of the Company is likely to be dependent on adequate marketing and support resources, both of which are difficult to predict accurately. Marketing includes advertising and promotional materials and advertising campaigns in both print and broadcast media. There is no assurance that the marketing efforts of the Company will be successful or that the Paradise Tan™ indoor tanning centers can obtain or maintain an adequate attendance base. There is also a risk that tanning salons may be a passing fad and will peak in a few years and then not grow sufficiently to meet the Company's expectations.

Uncertainty of Expansion Strategy. The Company plans to expand its number of locations. Any such expansion will depend on, among other things, the Company's capital resources, the availability of suitable indoor tanning center sites or potential acquisitions, the timely development and construction of locations, the ability to hire skilled management and other personnel, management's ability to successfully manage growth (including monitoring individual locations, controlling costs, implementing marketing and advertising, maintaining effective quality and financial controls), and the availability of sufficient cash flow from operations. The Company can give no assurance that such cash flow will be available or that the Company will be able to open all its planned new locations or, if opened, that these locations can be operated profitably. See Item 1, "Description of Business - Business Strategy."

Lack of Market Analysis. The Company has performed, to date, no scientific, empirical or other form of detailed market analysis or study to demonstrate the level of local or regional consumer acceptance of the Paradise Tanning Center™ concept other than its subjective observations regarding customers of the Company's current tanning centers. The Company can give no assurance that consumer acceptance of the Company's services and products will be sufficient to sustain the Company's ongoing operations.

No Dividends. The Company has never paid any dividends on the common stock and does not anticipate paying dividends for the foreseeable future. The Company intends to use any income received from operations for the Company's future operations and growth. Payment of dividends in the future would depend upon the Company's profitability at the time, cash available for dividends and other factors. See Item 8, "Description of Securities."

No Cumulative Voting. There is no cumulative voting for the election of directors of the Company. Accordingly, the holders of a majority of the Company's outstanding voting stock may elect all the directors of the Company, if they choose to do so, and the holders of the remaining shares will not be able to elect any directors. Currently, the Principal Stockholders own 65% of the shares of common stock issued and outstanding and are in a position to control the affairs of the Company, including the election of the board of directors. See Item 8, "Description of Securities."

Dependence on Single Business; Lack of Diversification. The Company is engaged solely in the business of offering indoor tanning services and related products to its customers and has no plans to enter into any other unrelated business. As a result, the financial success of the Company is completely dependent upon the Company's ability to successfully market its indoor tanning services to potential customers, the success of its business strategy and the continued existence/viability of the indoor tanning industry. Management does not believe that its current or future tanning locations can be readily adapted to other businesses without significant cost and expense and there can be no assurance that the Company would be successful in locating or operating any alternative business or that it would have sufficient financial resources to implement any significant change in its business. See Item 1, "Description of Business - Business Strategy."

Dependence on Trade and Service Marks. The Company has filed trademark applications with the PTO to obtain exclusive use of its trade and service marks. The Company regards its trade and service marks as valuable assets that have significant value in the marketing of its services. The Company intends to protect its trade and service marks vigorously against infringement. Since the PTO has not yet approved the applications, the Company can give no assurance that any of its applications will be granted and that it will obtain the right of exclusive use of its trade and service marks. Failure of the PTO to grant such trade and service mark registrations could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the lack of a registered trademark could have a material adverse effect on our ability to either franchise or license our business and related marks.

Indemnification. The Company's bylaws provide for the indemnification of, and the advancement of expenses to, the directors and officers of the Company in connection with proceedings and claims arising out of their status as such to the fullest extent permitted by the Texas Business Corporations Act, as amended (the "Texas Act"). These provisions require the Company to fund litigation expenses of indemnified officers and directors. To the extent that the Company funds such expenses and the indemnified officer or director loses such suit or proceeding, the Company may be unable to obtain a refund of the funds it advanced. In addition, the bylaws contain certain provisions intended to facilitate receipt of such benefits. The Company also intends to purchase customary directors' and officer liability insurance policies for its directors and officers, if such insurance is available at a cost that the Board of Directors deems prudent; however, the Company has yet to purchase such coverage and would be required to fund any request for indemnification from its operating revenues, loans or sales of securities.

Risks Associated with the Indoor Tanning Industry

Health Risks and Implications Associated with Tanning. The success of the Company's business is significantly dependent upon the consuming public sustaining a belief that the benefits of indoor tanning outweigh the risks of exposure to ultraviolet light. Any significant change in public perception of indoor tanning caused by scientific studies, government reports, rumors or otherwise that link tanning (indoor or outdoor) to a significant increase in the likelihood of skin cancer or other skin diseases, could have a material adverse effect on the Company's business, financial condition and results of operations. In December 1994, the American Medical Association ("AMA") House of Delegates, a physician industry group, adopted Resolution 217 in which the AMA reaffirmed its current policy concerning indoor tanning facilities that encourages implementation of state and local indoor tanning facility regulations and urges the FDA to ban the sale and use of tanning equipment for non-medical purposes. See Item 1, "Description of Business - Government Regulation."

Lifestyle Trends. The Company's success depends upon the consuming public's continued perception that having a tan is desirable. A change in the public's perception or desire to be tan could cause a substantial decline in membership sales and usage of the Company's facilities, which could adversely affect the Company’s business, financial condition and results of operations. This adverse effect could be material given the Company's aggressive expansion plans and the Company's dependence on lengthy commercial leases for its stores. A significant reduction in revenues due to changes in consumer lifestyles could result in operating income becoming insufficient to cover operating expenses. See Item 1, "Description of Business - Business Strategy."

Lotions. The Company is planning to expand its lotion line, but we can give no assurance that the Company will generate sufficient revenues to offset the cost of expanding its lotion line. The lotion business is very competitive. Further, although we believe we sell the best lotions available, we can give no assurance that a customer will not burn themselves while using a lotion or have an allergic reaction to a lotion and bring suit against the Company for damages.

UV Free Tanning. This is a new and upcoming business area, emerging onto the scene about four years ago, but without consistent historical results. Although today's spray-on tanning equipment features advanced technology that provides an even, all-over tan to customers and offers indoor tanning centers a new revenue source (without the possible effects of ultraviolet light exposure), the technology and cosmetic results do not have a long-term history. Manufacturers of this equipment are attempting to patent their equipment, so we are opting to use existing manufacturers instead of developing our own proprietary equipment at this time. Also UV Free Tanning is new and unforeseen problems could develop, which could include limited consumer acceptance, allergic reactions, burns, product liability lawsuits and the like. To date, we are not aware of any product liability litigation involving UV Free Tanning.

Changes in Government Regulations. Both federal and state laws and regulations affect the indoor tanning industry and the Company. While federal laws currently are directed towards the manufacturers of tanning devices and not at providers of indoor tanning services, we can give no assurance that the federal government will not introduce laws and/or regulations which may have a substantial impact on the Company, its operations and profitability. In addition, the state laws and regulations of Texas and Arizona currently affect the Company as they set minimum consumer safety standards for operation of indoor tanning equipment. These laws and regulations require minimum operating standards, employee education, methods of operation and licensing. Due to the potential for injury to consumers, the possibility of governmental reports containing findings that are detrimental to the indoor tanning industry in general, and the Company in particular, and possible misuse of the tanning devices by customers or store personnel, the Company can give no assurance that the states in which it currently operates (or intends to operate in the future) will not introduce new laws and regulations effecting the indoor tanning industry or modify existing ones, which may have a substantial impact on the Company, its operations and profitability. See Item 1, "Description of Business."

Technological Obsolescence; New Technologies. Development of new or improved tanning devices, processes or technologies may make the Company's inventory of tanning devices and related products obsolete or less competitive requiring substantial capital outlays by the Company to purchase new devices or related products to replace those that become obsolete. We can give no assurance that we will have or be able to obtain the necessary capital resources to purchase new equipment and products to replace those that have become obsolete.

In addition, medical research is constantly creating new technologies, drugs, skin creams, lotions and chemical compounds. There can be no assurance that the indoor tanning industry in general and the Company in particular will not be replaced by new medical technologies, including but not limited to, drugs, skin creams, lotions or other chemical compounds that will make the services offered by the Company unnecessary or obsolete.

Safety and Health Risks. The Company maintains numerous tanning devices at its various Paradise Tanning Centers™. All of its tanning devices have a timing mechanism and contain multiple light bulbs that emit ultraviolet radiation. These devices are regulated by the FDA as medical devices and are potentially dangerous if misused or abused. We can give no assurance that one or more of our customers will not be seriously or fatally injured due to overexposure to ultraviolet radiation as a result of improper or negligent operation of a tanning device, a failure or malfunction of a tanning device, its control or timing mechanism or ultraviolet light bulbs. Although we currently maintain liability insurance for Company-owned locations, and require franchisees and licensees to carry such insurance, we can give no assurance that we will be able to maintain such insurance in the future or that such insurance will have sufficient limits to adequately cover our costs and expenses of litigation and our possible liability for damages sustained by one or more of our customers. A significant damage award or settlement, over and above the Company's insurance policy limits, if any, will have a substantial impact on the Company's profitability or cause the Company to cease as an operating concern. See Item 1, "Description of Business - Governmental Regulation."

Item 2. Description of Property.

The Company leases 7 locations for its Company-owned Paradise Tan™ tanning centers, located at:

7802 Harwood North Richland Hills, Texas 76180
1060 N. Main, Euless, Texas 76039
6700 Denton Highway, Watauga, Texas 76148
500 W. Southlake, Southlake, Texas 76092
2041 Rufesnow, Keller, Texas 76248
7451 N. Beach Street, FT. Worth, Texas 76137
5980 Rufe Snow #120, North Richland Hills,. Texas 76180

The Company also leases premises at 6700 Denton Highway, Suite H, Watauga, Texas for use as its corporate headquarters. The Company believes that its corporate headquarters premises are adequate for its current needs and for the foreseeable future.

Item 3. Legal Proceedings.

On or about May 15, 2003, the Company had a judgment filed against it in the amount of $63,881, which is included in accounts payable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Price quotations for the Company's Common Stock are posted presently on the over-the-counter "Pink Sheet" quotation system and have been since July 30, 2002. The Company intends to become a reporting company under the Securities Exchange Act of 1934, as amended, and intends to assist market makers in quoting the Common Stock on the OTC Bulletin Board when the Company becomes eligible. The Company can give no assurance that its Common Stock will ever be quoted on the OTC Bulletin Board in the foreseeable future, it at all.

(a) Market Price.

The historical prices for the Company's Common Stock on the Pink Sheets since the beginning of trading are as follows:

Date	Open	High	Low	Close

1-Apr-05	0.003	0 .003	0.003	0.003
1-Mar-05	0.003	0.003	0.003	0.003
1-Feb-05	0.003	0.003	0.003	0.003
3-Jan-05	0.003	0.003	0.003	0.003
1-Dec-04	0.003	0.003	0.003	0.003
1-Nov-04	0.08	0.08	0.08	0.08
1-Oct-04	0	0.08	0	0.08
1-Sep-04	0.08	0.08	0	0
2-Aug-04	0.02	0.08	0.02	0.08
1-Jul-04	0.08	0.08	0.01	0.02
1-Jun-04	0.05	0.09	0.02	0.08
3-May-04	0.05	0.05	0.05	0.05
1-Apr-04	0.1	0.1	0.05	0.05
1-Mar-04	0.06	0.1	0.05	0.1
2-Feb-04	0.28	0.28	0.04	0.06
2-Jan-04	0.05	0.3	0.02	0.02
1-Dec-03	0.99	0.99	0.05	0.05
3-Nov-03	0.1	0.1	0.1	0.1
1-Oct-03	0.1	2	0.1	0.1
3-Sep-03	0.12	0.16	0.1	0.1
1-Aug-03	0.2	0.27	0.12	0.15
8-Jul-03	0.08	0.34	0.08	0.22
5-Jun-03	0.2	0.2	0.2	0.2
6-May-03	0.18	0.5	0.18	0.18
7-Mar-03	0.95	2	0.95	2
14-Feb-03	1.5	1.5	0.49	0.49
4-Oct-02	0.73	1.75	0.6	1.75
5-Sep-02	3	3	2	2
30-Jul-02	3	3	3	3

The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

For the initial listing in the NASDAQ SmallCap Market™, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 stockholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million. For continued listing in the NASDAQ SmallCap Market™, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be two market makers. In addition, there must be 300 stockholders holding 100 shares or more. The Company can give no assurances that it will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

(b) Holders. As of the date of this annual report, there are approximately 54 holders of the Company's Common Stock. In 1994, the Company issued 1,000 shares, as adjusted for stock splits, of its Common Shares for cash to its initial investors for cash. During 1995, 1996, 1997 and 1998, the Company did not issue any shares of Common Stock. In 1999, 2000, 2001 and 2002, the Company issued 100,000 shares, 9,806,500 shares, 180,998 shares and 968,286 shares, respectively, to investors for cash or in exchange for services. In the year ended December 31, 2003, the Company issued an additional 10,250,330 shares. . In the year ended December 31, 2004, the Company issued an additional 3,000,000 shares. Since 1999, the Company has canceled a total of 253,000 shares, for a total outstanding on the date of this annual report on From 10-KSB of 23,384,114. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with exemptions from registration afforded by Sections 3(b) or 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). As of the date of this report, 2,101,949 shares of the Company's Common Stock held by non-affiliates are eligible for sale, including 587,618 shares eligible under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in such Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

(c) Dividends. The Company has not paid any dividends to date on its Common Stock, and has no plans to do so in the immediate future.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 2003 and 2004. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes thereto appearing as Item 7 in this report on Form 10-KSB.

Overview. The Company was founded in 1994 and opened its first tanning location in that same year. Since then, the Company has experienced significant growth in sales within its current market area of Dallas/Fort Worth, Texas. The Company's revenues were $1,013,463  in the year ended December 31, 2003 and $840,774 in the year ended December 31, 2004. We can give no assurance that the Company's revenues will not decline in future periods. The Company experienced net losses of ($529,043) and ($2,736,888) in the years ended December 31, 2004 and 2003, respectively.

The Company's recognition of revenue for tanning membership sales lags the cash receipts from the membership contracts, resulting in significant deferred revenue at any point in time. Revenue from membership sales is recognized on a straight line basis over the appropriate membership period.

The Company recognizes that part of its future business strategy consists of franchising its Paradise Tan ™ concept as widely as possible. However, the Company has decided, for the short term, to repurchase existing franchised or licensed locations in the Dallas/Ft. Worth area if those locations become available. The Company may franchise or license additional locations outside of the Dallas/Ft. Worth area in the next twelve months, but is now in the process of revising its franchise and licensing program.

Results of Operations. The table on the following page sets forth, for the periods presented, the percentage relationship of certain line items from the Company's statements of operations to revenues for such periods.

	Year Ended December 31

	2003	2004
Revenues	100%	100%

Costs and Expenses:
Costs of Operation	349%	124%

Depreciation and Amortization	13%	32%

Taxes and Other	0	0

Total Costs and Expenses	363%	156%

Other Income/Expense	18%	21%
Net Income(Loss)	(270%)	(85%)

While we expect the average operating costs per location to increase over time based on inflation, we expect such costs to be offset by the additional revenues and cash flows attributable to such operations. This expectation is based on the additional revenue the Company expects to generate by the branding of the Paradise Tan™ name, increasing the quality of services and by an expected increase in per location sales revenue generated by increased advertising. We expect these increased sales to offset the increase in overhead expenses. Specific areas in which average per store costs are expected to increase include the costs of facilities leases, salaries and commissions, depreciation and amortization.

As the Company expands into new markets, we anticipate higher general and administrative expenses to support the planned growth. Note that the Company is in the process of revising its franchising and licensing program, which it expects to rollout by the third quarter of 2005. The base amount of the top level management’s salaries should not experience any significant change; however that could change.

Revenues. Revenues for the year ended December 31, 2004 decreased to $840,774 or 17% from the year ended December 31, 2003. During 2003, the Company sold certain locations, one of which it repurchased in 2004 at a very favorable price and financing terms. The sale of locations has the effect of lowering revenues. This was partially offset by the fact that the Company has taken over the management of another formerly Company-owned facility, which had the effect of increasing Company revenue during this period. The Company may repurchase this facility during a future period. The Company has waived franchise and license fees during this period, which has a negative impact on revenues.

The Company's revenues come from three distinct areas: Tanning Services, Product Sales and Franchise or License fees. Revenues for tanning services for the year ended December 31, 2004 decreased ($158,763), or 18% from the year ended December 31, 2003. Revenues from product sales for the year ended December 31, 2004 decreased ($13,926), or 9%, from the year ended December 31, 2003. The Company attributes this decrease to the sale or conversion of tanning center locations. The Company had no revenues from franchise and license fees for either of the years ended December 31, 2004 or 2003. In order to encourage the franchising and licensing of locations, the Company waived franchise and license fees in the years ended December 31, 2004 and 2003.

The Company may sell some additional Company-owned locations in order to focus on its franchising and licensing activities, except that the company may repurchase locations in its immediate sales area if such locations are available at attractive prices.

Costs and Expenses. Costs and expenses of operations for the year ended December 31, 2004 decreased ($2,365,937), or 64% from the year ended December 31, 2003. This was primarily the result of the expenses in the year ended December 31, 2003 of stock-based compensation to directors and compensation to consultants paid in 2003. In 2003, the Company granted each member of the board of directors options to purchase 5,000,000 shares of the Company's common stock at $.10 per share, exercisable for ten years, for which the Company booked an aggregate expense of $1,660,490. This expense did not recur in 2004. Costs and expenses as a percentage of total revenues were 156% in the year ended December 31, 2004, as compared with 363% in the year ended December 31, 2003. This decrease was based on the non-recurring costs of consultant compensation and stock compensation to the Company's officers and directors paid in 2003.

The Company intends to continue to cut overhead costs where such economies will not adversely effect product and service quality.

Depreciation. Depreciation expenses were $266,349 in the year ended December 31, 2004, as compared with $135,993 for the year ended December 31, 2003, an increase of $130,356, or 96%. The increase in this expense item resulted from the repurchase by the Company in 2004 of a location it had sold in 2002.

Liquidity and Capital Resources. Cash on hand for the Company at the year ended December 31, 2004 was $665,953, of which $647,844 is restricted, as compared with the year ended December 31, 2003, where unrestricted cash was $54,881 and restricted cash was $647,844. The Company's decrease in cash for the year ended December 31, 2004 was the result of expenses of operations exceeding revenues. The Company operates on a tight cash flow and would benefit from an additional influx of capital. It could save about $10,000 per month or about $120,000 annually alone by retiring or at least restructuring its debt.

The Company is currently exploring a number of means to add additional capital to the Company and to retire Company debt, of which $750,000 is due to be repaid in the next two years. The Company is considering raising additional equity by sales of its securities in either a private or public offering, as described below.

The Company is considering various forms of debt financing and debt restructuring, either with its current creditors or new lenders.

Over the next 12 months, the Company expects to need approximately $1,200,000 in a combination of revenues from operations, additional equity or debt financing to remain in business and execute its business plan.

The Company is working with Chuckanut Capital Group, Ltd., ("Chuckanut") to structure additional debt financing of up to $20 Million to assist the Company in executing its business plan and restructure its existing debt. Chuckanut is also assisting the Company in obtaining an additional $10 Million in equity to help service the additional debt. We can give no assurances that the Company will be successful in raising additional equity or debt financing through Chuckanut or any other merchant banking firm.

Seasonality. The Company's business is seasonal in nature in that the most active fiscal quarters for taxing activities and in new membership sales are the first quarter (January-March), which is the strongest, and the second quarter (April-June). The impact on liquidity and capital resources of the seasonal nature of tanning activity in a reduction in the generation of cash from sales of memberships, tanning products and other tanning services during the last two quarters of the Company's fiscal year. The first two quarters historically have accounted for approximately 60% of sales.

Although membership sales volume in the tanning stores is seasonal, the impact of such seasonality on the Company's Financial Statements is partially mitigated by the Company employing a monthly autodraft on the memberships to keep the seasonality fluctuations in cash flow less dramatic and more consistent.

Inflation. The Company has generally been able to offset cost increases with increases in the prices for its services. Accordingly, the Company does not believe that inflation has had a material effect on its results of operations to date. However, there can be no assurance that the Company's business will not be adversely affected by inflation in the future.

Critical Accounting Policies. The Company, together with its auditors, has identified certain critical accounting policies that effect the Company. In particular, the Company's method for revenue recognition is critical, since it impacts the Company's entire financial statement, taken as a whole. It is also important in light of the Staff Accounting Bulletins published by the Securities and Exchange Commission over the past several years. The Company recognizes revenue from tanning services and products at the time the services are rendered or the product sold. Revenues from membership fees are recognized monthly on a straight-line basis, even for pre-paid membership fees. Revenues from initial franchise fees are recognized upon the opening of a tanning center location, with monthly franchise and license fees recognized on a monthly basis when paid.

Item 7. Financial Statements.

PARADISE TAN, INC.
Consolidated Balance Sheet
At December 31, 2004

ASSETS

CURRENT ASSETS
Cash (unrestricted)	$18,109
Cash (restricted)	647,844
Current portion of notes receivable	26,996
Inventory	10,052
TOTAL CURRENT ASSETS	703,001

FIXED ASSETS
Office equipment	30,473
Furniture and fixtures	20,381
Tanning equipment	1,214,632
Transportation equipment	26,119
Leasehold improvements	255,232
Accumulated depreciation	(781,646)
NET FIXED ASSETS	765,191

OTHER ASSETS
Deposits	13,974
TOTAL OTHER ASSETS	13,974

TOTAL ASSETS	$1,482,166

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$126,659
Accounts payable - related parties	108,295
Current portion of notes payable	1,260,187
Current portion of capitalized lease obligation	42,508
TOTAL CURRENT LIABILITIES	1,537,649

LONG-TERM LIABILITIES
Notes payable	34,651
Capitalized lease obligation	45,705
Accrued interest on preferred stock	326,395
TOTAL LONG-TERM LIABILITIES	406,751
TOTAL LIABILITIES	1,944,400

STOCKHOLDERS' DEFICIT
Common stock (100,000,000 shares authorized, 23,384,114
shares issued and outstanding, par value $.01)	233,841
Common stock subscription receivable	(28,000)
Preferred stock 8% cumulative (1,000,000 shares authorized,
135,998 shares issued and outstanding, par value $10)	1,359,980
Additional paid-in capital	3,350,184
Retained deficit	(5,378,239)
TOTAL STOCKHOLDERS' DEFICIT	(462,234)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,482,166

See notes to audited financial statements and auditors' report

PARADISE TAN, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2004 and 2003

	2004	2003
REVENUES AND RELATED COSTS
Tanning services from company operated salons	$701,624	$860,387
Product sales from company operated salons	139,150	153,076
NET REVENUES	840,774	1,013,463
Cost of product sales from company operated salons	(59,916)	(74,513)
GROSS PROFIT	780,858	938,950

EXPENSES:
Advertising	$20,121	$17,931
Auto and truck	10,632	7,148
Bad debts	27,595	-
Bank and credit card charges	7,611	12,639
Commissions	8,905	15,512
Consulting fees	150,905	2,503,491
Contract labor	279	383
Depreciation	266,349	135,993
Directors fees	18,000	61,143
Dues and subscriptions	-	930
Employee benefits	1,346	990
Equipment rental	8,593	14,692
Fees and permits	2,226	2,864
Insurance	22,722	29,583
Licenses and taxes	21,215	8,019
Management fees	-	33,374
Meals and entertainment	117	-
Miscellaneous	420	1,668
Office expense	11,808	9,757
Operational expense	27,866	25,122
Outside services	8,059	13,051
Printing	3,391	879
Postage and freight	744	1,237
Professional fees	73,073	93,151
Rent	188,709	280,760
Repairs and maintenance	7,145	2,779
Repricing expense	-	31,900
Salaries and related taxes	373,433	298,225
Telephone	9,647	8,806
Utilities	38,990	63,811
TOTAL EXPENSES	1,309,901	3,675,838

OPERATING (LOSS)	(529,043)	(2,736,888)

See notes to audited financial statements and auditors' report

PARADISE TAN, INC.
Consolidated Statements of Operations (Cont.)
For the Years Ended December 31, 2004 and 2003

	2004	2003

OPERATING (LOSS)	(529,043)	(2,736,888)

OTHER INCOME (EXPENSE):
Gain on sale of fixed assets	9,194	-
Interest income	1,087	11,921
Interest expense	(191,742)	(197,344)
	(181,461)	(185,423)

NET LOSS	$(710,504)	$(2,922,311)

Basic Loss per Share	$(0.03)	$(0.19)

Fully Diluted Loss per Share	$(0.03)	$(0.19)

Weighted Average Shares Outstanding	23,384,114	15,439,756

PARADISE TAN, INC.
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2003 and 2002

					Common	Common
					Stock	Shares	Additional
	Common	Common	Preferred	Preferred	to be	to be	Paid in	Retained
	Stock	Shares	Stock	Shares	Distributed	Distributed	Capital	Deficit

Balances, January 1, 2003	$101,338	10,133,784	$1,359,980	135,998	$50,000	5,000,000	$169,857	$(1,745,424)

Common stock issued for cash received under 504 offering	13,333	1,333,333	-	-	-	-	986,667	-

Common stock issued for other cash received	770	77,000	-	-	-	-	21,560	-

Common stock issued for services received	3,500	350,000	-	-	-	-	168,570	-

Warrants issued to officers for services	-	-	-	-	-	-	1,883,530	-

Common stock distributed to related parties	50,000	5,000,000	-	-	(50,000)	(5,000,000)	-	-

Common stock to be distributed to related parties for services	-	-	-	-	30,000	3,000,000	120,000	-

Common stock issued for repricing of 504 offering	31,900	3,189,997	-	-	-	-	-	-

Common stock and warrants issued for conversion of debt	3,000	300,000	-	-	-	-	-	-

Net loss for year	-	-	-	-	-	-	-	(2,922,311)

Balances, December 31, 2003	$203,841	20,384,114	$1,359,980	135,998	$30,000	3,000,000	$3,350,184	$(4,667,735)

Common stock distributed to related parties	30,000	3,000,000	-	-	(30,000)	(3,000,000)	-	-

Net loss for year	-	-	-	-	-	-	-	(710,504)

Balances, December 31, 2004	$233,841	23,384,114	$1,359,980	135,998	$-	-	$3,350,184	$(5,378,239)

See notes to audited financial statements and auditors' report

PARADISE TAN, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(710,504)	$(2,922,311)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	266,349	135,993
Bad debts	27,595	-
Common stock issued for services received	-	172,070
Services received for common stock to be distributed	-	150,000
Warrants issued to officers for services received	-	1,883,530
Common stock issued for repricing on 504 offering	-	31,900
Gain on sale of fixed assets	(9,194)	-
Accrued interest on preferred stock	108,799	108,798
(Increase) decrease in operating assets:
Accounts receivable	14,000	(14,000)
Inventory	559	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(55,035)	37,925
Accounts payable - related parties	142,515	403,280
NET CASH (USED IN) OPERATING ACTIVITIES	(214,916)	(12,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deposits	(1,621)	(6,690)
Purchases of fixed assets	(16,322)	(126,327)
NET CASH (USED IN) INVESTING ACTIVITIES	(17,943)	(133,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collected from payments on notes receivable	9,900	8,908
Borrowings of notes payable	445,936	156,268
Repayments of notes payable	(223,601)	(359,426)
Principal repayments on capitalized lease obligation	(29,667)	-
Change in excess of outstanding checks over bank balance	(6,571)	(11,878)
Cash proceeds from issuance of common shares	-	1,022,330
NET CASH PROVIDED BY FINANCING ACTIVITIES	195,997	816,202

NET INCREASE IN CASH AND CASH EQUIVALENTS	(36,862)	670,370

CASH AND CASH EQUIVALENTS:
Beginning of year	702,725	32,355
End of year	$665,863	$702,725

See notes to audited financial statements and auditors' report

Bongiovanni & Associates
Certified Public Accountants
17111 Kenton Drive, Suite 100-B
Cornelius, North Carolina 28031

To the Board of Directors and Stockholders:
Paradise Tan, Inc.
6700 Denton Highway
Suite #H
Watauga, TX 76148

We have audited the accompanying consolidated balance sheet of Paradise Tan, Inc. (a Texas corporation) and it’s wholly owned subsidiary as of December 31, 2004 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Paradise Tan, Inc. and it’s wholly owned subsidiary as of December 31, 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has negative working capital, has a stockholders’ deficit, has material restrictions on its cash, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 25, 2005

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background - Paradise Tan, Inc. (the Company) was organized under the laws of the State of Texas on February 14, 1994 as a corporation. On August 10, 1999, the Company legally entered into an Agreement and Plan of Merger with S. Joseph & Associates, Inc. and QT Products, Inc. (Texas corporations), companies related through common ownership and maintained the name of Paradise Tan, Inc. as of that date simultaneously with the merger. It was the surviving corporation. The terminating corporations exchanged their issued common shares with the Company whereby each said common share which was issued and outstanding immediately prior to the effective time of the merger were converted in to the common shares of the Company afterwards. The transaction was accounted for as a merger of entities under common control in accordance with Appendix D of Statement of Financial Accountings Standards Statement No. 141 wherein the stockholders of the Company retained the outstanding common stock of the terminating corporations after the merger. Accordingly, the transaction was accounted for at historical cost similar to accounting for pooling-of-interests. The primary reason for the acquisition was to achieve the Company’s objective of capitalizing on acquisitions in this industry.

The Company currently operates tanning salons in and around the Dallas/Fort Worth, Texas metropolitan area and in Arizona. All salons are operated by the Company, or under the terms of franchise and license agreements, by franchisees who are independent entrepreneurs or by licensees operating under license agreements between the Company and local business people.

Basis of Presentation - The consolidated financial statements included herein include the accounts of Paradise Tan, Inc. and its wholly owned subsidiary prepared under the accrual basis of accounting.

Management’s Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying amounts of financial instruments including inventory, notes receivable, accounts payable and accrued expenses approximated fair value because of the immediate short-term maturity of these instruments.

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss-carry forwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

The income tax benefit consists of taxes currently refundable due to net operating loss carry back provisions less the effects of accelerated depreciation for the federal government. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Earnings (Loss) Per Share - The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. There were 5,739,995 common stock equivalents (CSE) excluded from the computation of diluted loss per share.

Notes Receivable - Notes receivable are charged to bad debt expense as they are deemed uncollectible based upon a periodic review of the accounts. At December 31, 2004, no allowance for doubtful accounts was deemed necessary.

Stock-Based Compensation - The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123. Shares issued for services rendered by a third party are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable. The Company accounts for options and warrants under the same authoritative guidance using the Black-Scholes Option Pricing Model.

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Fixed Assets - Fixed assets are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of property and equipment is calculated over the management prescribed recovery periods, which range from 5 years for equipment to 7 years for tanning beds.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as a gain or loss.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled approximately $20,000 and $18,000 for the years ended December 31, 2004 and 2003, respectively.

Revenue Recognition - Revenue is recognized when products at point-of-sale are sold and earned and when tanning services are performed. Revenues from franchised and licensed salons include initial fees received. Initial fees are recognized upon opening of a salon, which is when the Company has performed substantially all initial services required by the franchise or license arrangements.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the years covered in the consolidated financial statements.

Long-Lived Assets - In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No.121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, the carrying value of long-lived assets is reviewed by management on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be impairment in the future; the Company will recognize the amount of the impairment based on discounted expected consolidated future cash flows from the impaired assets.

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory - Inventory, consisting of tanning lotions and related products, is valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Uninsured Deposits - At various times during the year, the Company maintained a bank account balance that exceeded federally insured limits.

Recent Accounting Pronouncements - In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The adoption of this standard did not have an impact on the Company's financial statements.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have an impact on the Company's financial statements.

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Recent Accounting Pronouncements - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard did not impact the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the third quarter of the year ending September 30, 2006. Small business issuers need not comply with the new standard until fiscal periods beginning after December 15, 2005. The Company already records the expense of employee stock options for annual and quarterly periods on fair value calculation according to SFAS No.123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005.

In December 2003, the issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” rescinded the accounting guidance contained in SAB No. 101, “Revenue Recognition in Financial Statements,” and incorporated the body of previously issued guidance related to multiple-element revenue arrangements. The Company’s adoption of SAB No. 104 did not have any impact on its consolidated financial statements.

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’)

Recent Accounting Pronouncements - In March 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”), but delayed the recognition and measurement provisions of EITF 03-1 in September 2004. For reporting periods beginning after June 14, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The Company’s adoption of the requirements did not have a significant impact on the Company’s consolidated disclosures.

In July 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock” (“EITF 02-14”). EITF 02-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 will not have a significant impact on the Company’s consolidated financial statements.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2004 and 2003 is summarized as follows:

Cash paid during the period for interest and income taxes:

	2004	2003
Income Taxes	$-0-	$-0-
Interest	$191,742	$197,344

NON-CASH FINANCING ACTIVITES:
Common stock issued for services received	$-0-	$322,070
Warrants issued to officers for services received	$-0-	$1,883,530

OTHER NON-CASH FINANCING ACTIVITES:
Common stock distributed to related parties	$30,000	$50,000
Common stock to be distributed to related parties	$-0-	$30,000
Common stock subscribed	$-0-	$28,000
Common stock and warrants issued for debt conversion	$-0-	$3,000
Purchases of fixed assets by incurrence of capitalized
lease obligations	$117,880	$-0-

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE C - INCOME TAXES

The Company has approximately $2,093,000 of federal net operating losses available that expire in various years through the year 2024. Due to federal tax net operating losses, the lack of Texas state income taxes and the inability to recognize an income tax benefit there from; there is no provision for current federal or state income taxes for the years ended December 31, 2004 and 2003.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes. Accelerated depreciation for income tax purposes at December 31, 2004 is approximately $400,000. The Company’s deferred tax liability attributable to depreciation at December 31, 2004, calculated using the federal effective tax rate, is approximately $136,000. The deferred tax asset attributable to the net operating loss carry forward at December 31, 2004 is $712,000.

The Company’s net deferred tax asset at December 31, 2004 consisting of net operating loss carry forwards less the effects of accelerated depreciation is $576,000 less a valuation allowance in the amount of approximately $576,000 respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $242,000 and $180,000 for the years ended December 31, 2004 and 2003, respectively.

The Company’s total deferred tax asset as of December 31, 2004 is as follows:

Net operating loss carry forwards less depreciation  $576,000
Valuation allowane                                                                       (576,000)
Net deferred tax asset                                                      $ --
                                                                                       =======
The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2004 and 2003 are as follows:

2004   2003
Income tax computed at the federal statutory rate                          34%   34%
                State income taxes, net of federal tax benefit                                   -0-%   -0-%
Valuation allowance                                                                            (34%)                         (34%)
Net deferred tax asset                                                                          -0-%   -0-%

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE D - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of December 31, 2004 and 2003.

NOTE E - STOCKHOLDERS’ DEFICIT

The Company has the authority to divide its preferred shares into classes, determine rights, limitations, and preferences of such class of stock and its preferred stock carries 8% cumulative annualized interest. The preferred shares may be turned into the Company’s treasury for cash at $10 par value per share plus cumulative interest. The shareholders authorized deferral of interest payments to January 15, 2006.

During the year ended December 31, 2003, 350,000 common shares were issued to outside consultants as compensation for services rendered to the Company and valued at the $172,070 fair market value of the services received as determined by a third party source.

During the year ended December 31, 2003, 4,600,330 common shares were issued to unrelated investors for $1,022,330 cash received.

During the year ended December 31, 2003, the Company issued 5,000,000 common shares to two of its officers and directors in exchange for services rendered in prior years. These common shares were previously classified as “common stock to be distributed to officers” in the prior year.

At December 31, 2003, the Company was obligated to issue 3,000,000 common shares to some of its officers in exchange for services rendered to the Company in 2003. These common shares were valued at the $150,000 fair market value of the services received in 2003 as determined by a third party source. The common shares were classified as “common stock to be distributed to officers” at December 31, 2003. In 2004, the 3,000,000 common shares were distributed to the officers.

On June 18, 2004, the Company legally amended its Articles of Incorporation to increase its authorized common shares to 100,000,000 shares with a par value of $.01 per share.

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE E - STOCKHOLDERS’ DEFICIT (CONT.)

During 2003, the Company entered into a $1,000,000 Stock Purchase Agreement and related Subscription Agreement with an unrelated individual. Pursuant to the terms of the agreements, the Company originally sold 1,333,333 shares of its common stock to the unrelated individual under Regulation 504 at a price of $.75 per share or a total of $1,000,000. This amount was transferred to an off-shore escrow and trust account simultaneous with the transfer of the stock certificate to the individual. The majority of the money is awaiting releases that depend on the Company’s achievement of certain tasks as prescribed in the agreement thus cash is presented as restricted in the accompanying balance sheet. The tasks include applying for fully reporting status with the Securities and Exchange Commission and National Association of Securities Dealers. The Company, later in the 2003 year, repriced the 504 offering and issued this investor an additional 3,000,000 common shares. Therefore, included in the 4,600,330 common shares in the preceding paragraph, were 4,333,333 common shares issued to this particular investor in total for the $1,000,000 cash received.

NOTE F - STOCK WARRANTS

In prior years, the Company issued 100,000 stock warrants to a party related through directorship. The stock warrants allow the related party to purchase shares of the Company’s stock at $2.50 per share per the individual warrant agreement. During the year ended December 31, 2003, the Company reduced the price from $2.50 per share to $2.00 per share. The warrants allow the party to purchase one common share of the Company’s common stock for each warrant. The warrants expire in September 2006 per the individual warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants.

During the year ended December 31, 2003, the Company issued 100,000 stock warrants to a corporate entity owned by the Company’s director. The stock warrants allow the related party to purchase shares of the Company’s stock at $2.00 per share per the individual warrant agreement. The warrants allow the related party to purchase one common share of the Company’s common stock for each warrant. The warrants expire in January 2008 per the individual warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The Company recorded an expense of $111,509 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 60% volatility, $2.00 per share strike price, and a life of five years.

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE F - STOCK WARRANTS (CONT.)

Also during the year ended December 31, 2003, the Company issued an additional 239,995 stock warrants collectively to four related party entities or individuals and one unrelated individual. The stock warrants allow the related parties and other individual to purchase shares of the Company’s stock at $2.00 per share per the individual warrant agreements. The warrants allow the related parties and other unrelated individual to each purchase one common share of the Company’s common stock for each warrant. The warrants expire in April 2006 per the individual warrant agreements. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The Company recorded an expense for these warrants equal to the estimated fair value of the options at the date of grants, or $2,906. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 60% volatility, $2.00 per share strike price, and a life of three years.

Also during the year ended December 31, 2003, the Company issued 300,000 stock warrants to an unrelated entity. The stock warrants allow the entity to purchase shares of the Company’s stock at $2.00 per share per the warrant agreement. The warrants allow the entity to purchase one common share of the Company’s common stock for each warrant. The warrants expire in August 2006 per the warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The Company recorded an expense of $7,625 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5% risk-free interest, 0% dividend yield, 60% volatility, $2.00 per share strike price, and a life of three years.

Also during the year ended December 31, 2003, the Company issued an additional 20,000,000 stock warrants, collectively, to four related parties, at 5,000,000 warrants for each party. The stock warrants allow the related parties to purchase shares of the Company’s stock at $.10 per share per the individual warrant agreements. The warrants allow the related parties to each purchase one common share of the Company’s common stock for each warrant. The warrants expire in September 2013 per the individual warrant agreements. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The Company recorded an expense for these warrants equal to the estimated fair value of the options at the date of grants, or $1,660,490. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5% risk-free interest, 0% dividend yield, 60% volatility, $2.00 per share strike price, and a life of ten years.

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE F - STOCK WARRANTS (CONT.)

Stock warrants outstanding and exercisable on December 31, 2004 are as follows:

Exercise	Shares Under	Remaining Life
Price per Share	Option	In Years
Outstanding:
$2.00	739,995	1.75
$0.10	20,000,000	8.75

Exercisable:
$2.00	739,995	1.75
$0.10	20,000,000	8.75

NOTE G - GOING CONCERN

The Company has suffered recurring losses from operations, has negative working capital, has a stockholders’ deficit, and has material restrictions on its cash as of December 31, 2004. In addition, the Company has yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate the Company’s working deficiency, and 2) implement a plan to increase cash flows. The Company’s continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE H - RELATED PARTY TRANSACTIONS

In prior years, the Company issued 135,998 shares of its $10 par value preferred stock to four shareholders of the Company in lieu of debt. These shareholders are related to the Company through affiliation as officers and directors. The shareholders each previously contributed tanning salons to the Company in prior years and this resulted in the issuances thereof. Pursuant to a Board of Directors’ approval, the preferred stock carries with it an annual cumulative interest rate of 8% per annum. As of December 31, 2004, this amount for the past three full years is unpaid and has a scheduled payment date of January 15, 2006. An amount of $326,395 is included in the accompanying balance sheet at December 31, 2004 as a long-term liability.

Included in the accompanying balance sheet as “accounts payable - related parties” at December 31, 2004 is an amount due to related parties of $108,295. Included in this amount are $79,143 in unpaid directors’ fees and $29,152 in unpaid consulting fees to a former officer.

NOTE I - COMMITMENTS

The Company leases its executive offices in Texas and tanning salons throughout the South West under non-cancelable operating leases that expire from varying dates through September 2009. Future minimum rental payments as of December 31, 2004 in the aggregate and for each of the five succeeding years are as follows:

Year	Amount

2005	$139,425
2006	91,342
2007	78,199
2008	25,301
2009	17,363
$351,630

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE I - COMMITMENTS (CONT.)

During the year ended December 31, 2003, the Company entered into a Finance Agreement with an unrelated consulting entity. As part of the agreement, the Company retained the services of this entity on a 90 day exclusive basis for the purpose of raising debt capital in the initial request of $10,000,000. The Company incurred a consulting fee of $50,000 out of the above mentioned escrow account. The Company is committed to paying this entity a success fee of seven percent on the amount of funds received as a result of its efforts on the initial request and ninety percent of this aforementioned fee on funds in excess of the initial request. The initial amount under contract was increased to $20,000,000 in 2003.

During the year ended December 31, 2003, the Company also entered into an agreement with an unrelated merchant banking entity. As part of the agreement, the Company retained the exclusive services of this entity for the purpose of providing financial advisory, investment banking and other consulting services in connection with the Company’s efforts to raise capital. The Company paid a due diligence fee of $30,000. The Company is committed to paying this entity a cash fee of five percent on the amount of loans received as a result of its efforts and an additional common stock fee of two percent of the common shares outstanding at the signing of the agreement, payable upon success only.

During the year ended December 31, 2004, the Company also entered into a $10,000,000 Stock Purchase Agreement with an unrelated entity. As part of the agreement, the Company agreed to sell up to $10,000,000 of its common stock to this entity. This agreement supersedes the previous $3,000,000 equity agreement entered into in 2003. No specific terms such as discounts, etc. were set forth. All common shares must be registered and approved as free trading with the Securities and Exchange Commission. As of the date of this report, no actual common stock has been sold pursuant to this agreement.

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE I - COMMITMENTS (CONT.)

Pursuant to a unanimous vote at the Board of Directors meeting dated April 16, 2003, the Company approved and committed itself to pay a related entity of one of the directors of the Company, an amount equal to fifty percent of the monies collected from equity financings to be applied towards consulting work.

The Company is committed to three employment agreements at December 31, 2004 through various dates.

Pursuant to one of the agreements, the Company’s Co-Treasurer shall receive an annual base salary of $6,000 originally through September 1, 2004. The term was automatically extended for an additional two year period. Upon the successful completion of a certain financing package with Chuckanut Capital Group, Ltd., this executive’s base salary will be increased to $8,000 within three months following the successful completion date.

Pursuant to one of the other agreements, the Company’s Vice President shall receive an annual base salary of $6,000 through August 5, 2004. The term was automatically extended for an additional two year period. Upon the successful completion of a certain financing package with Chuckanut Capital Group, Ltd., this executive’s base salary will be increased to $8,000 within three months following the successful completion date.

Pursuant to one of the other agreements, the Company’s President shall receive an annual base salary of $75,000 for a three year term through August 5, 2006. Upon the successful completion of a certain financing package with Chuckanut Capital Group, Ltd., this executive’s base salary will be increased to $120,000 within three months following the successful completion date. The base salary will be increased by a minimum of 5% on each anniversary of the commencement date.

The Company is committed to a consulting agreement at December 31, 2004. Pursuant to the agreement and related addendum dated September 1, 2004, the Company is obligated to pay a monthly payment of $10,000 to a related party corporation in exchange for financial consulting services. This corporation’s officer is the Company’s former Director. The agreement expires on May 15, 2008.

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE J - LONG-TERM DEBT

Notes payable at December 31, 2004 consist of the following:

Note payable to an unrelated bank bearing 7.75%
interest, secured by first lien on inventory. Thirty-six monthly payments of principal and interest of $3,440 with maturity
due April 2005.	$ 17,633

SBA note payable to an unrelated bank bearing 10.25%
interest, secured by equipment, accounts receivable, inventory and personal guarantees of three of the Company’s officers.
84 monthly payments of principal and interest of $4,664 with
maturity due October 1, 2005.	$ 19,111

Term note payable to an unrelated bank bearing 5.00%
interest, unsecured. Payments over twelve month
term with balloon principal maturity due August 2005.	$ 41,480

Term note payable to an unrelated bank bearing 5.00%
interest, unsecured. Payments over twelve month
term with principal maturity due February 2005.	$ 24,996

Unsecured loan payable to an unrelated investor
bearing 10% interest. Entire balance of principal
and unpaid interest due on demand.	$ 10,000

Unsecured loan payable to an unrelated investor
bearing 10% interest. Entire balance of principal
and unpaid interest due on demand.	$ 12,000

Unsecured loan payable to an unrelated investor
bearing 10% interest. Entire balance of principal
and unpaid interest due on demand.	$ 25,000

Term note payable to an unrelated bank bearing interest
of 7.9%, unsecured. Monthly payments of principal and
interest of $351 with principal maturity May 2005.	$ 1,708

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE J - LONG-TERM DEBT (CONT.)

Unsecured loan payable to an unrelated investor
bearing 10% interest. Entire balance of principal and
interest due upon demand.	$ 9,500

Unsecured loan payable to a related party investor
bearing 10% interest. Entire balance of principal
and unpaid interest due on demand. Party related
through brother of director.	$100,000

Note payable to an unrelated bank bearing interest
of prime plus 2%. Monthly payments of principal and
interest of approximately $2,600 depending on the prime
rate with balloon due February 2005 (past due).	$ 78,737

Unsecured loan payable to an unrelated investor
bearing 10% interest. Entire balance of principal and
interest due on demand.	$ 4,250

Note payable to an unrelated bank bearing interest
of prime plus 1.25%. Monthly payments of principal and
interest of approximately $1,160 depending on the prime
rate, maturing September 5, 2008.	$ 46,349

Term note payable to an unrelated bank bearing interest
of 5.50%, unsecured. Payments of principal and interest
of $208 with principal maturity July, 2006.	$ 3,308

Term note payable to an unrelated bank bearing interest
of 5.50%, unsecured. Payments of principal and interest
of $2,682 with principal maturity February 2005 (past due)	$ 33,031

Unsecured loan payable to an unrelated investor
bearing 6% interest. Entire balance of principal and
interest due on demand.	$ 20,845

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE J - LONG-TERM DEBT (CONT.)

Term note payable to an unrelated bank bearing interest
Only payments of prime plus 1.25%, unsecured.
Principal currently due on demand.	$ 23,782

Note payable to a corporation that is majority owned by
the Company’s former Director. Interest of 12% per annum,
secured by a first lien on the Company’s stores, equipment,
computers and inventory. Principal currently due on demand	$ 355,000

Term note payable to an unrelated credit union bearing
Interest of 7.25%, secured by a vehicle with a net book
value of approximately $4,000 at December 31, 2004.
Thirty-six monthly payments of principal and interest
of $318 with principal maturity April, 2006.	$ 4,608

Promissory note payable to a related party whose majority
Shareholder was the Company’s former director. Interest of
3.0%, secured by equipment and all other assets of the
Company. Presently due on demand.	$ 437,500

Unsecured loan payable to a related party officer
bearing 10% interest. Entire balance of principal
and unpaid interest due on demand.	$ 26,000

Total	$1,294,838
Less: current portion	$1,260,187
Long-term portion	$ 34,651

Principal maturities of notes payable as of December 31, 2004 for the next five years and thereafter is as follows:

2005	$1,260,187
2006	$12,327
2007	$12,990
2008	$9,334
2009	$-0-
Total	$1,294,838

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE K - FRANCHISE ARRANGEMENTS

Individual franchise arrangements generally include a lease and a license and provide for payment of initial fees. The Company’s franchisees are granted the right to operate a salon using its’ name and system for a period of 20 years. Franchisees pay their own related occupancy costs including property taxes, insurance and maintenance.

The results of operations of salon businesses purchased and sold in transactions with franchisees and others were not material to the consolidated financial statements for periods prior to purchase and sale.

NOTE L - NOTES RECEIVABLE

Notes receivable at December 31, 2004 consists of one unsecured note from an unrelated individual in the amount of $42,557 less an allowance for subsequent discount of $15,561 or $26,996 in total. The note carried interest of 9% per annum, was due in sixty monthly installments of $1,004 each and was subsequently sold in 2005 at a $15,561 discount to an unrelated entity. The note was sold subsequent to year end at a discount since it had a long life to maturity.

NOTE M - LITIGATION

In prior years, the Company received a notice from the National Association of Securities Dealers requesting certain information about the Company. In the opinion of the Company’s management, the effects of any negative ramifications to the Company are remote and immaterial.

The Company has a judgment filed against it in the amount of $63,881. This amount, along with unpaid interest, is included in accounts payable in the accompanying balance sheet at December 31, 2004.

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE N - SALE OF SALONS

During the year ended December 31, 2003, the Company sold one of its company-owned salons to an unrelated third party individual. In exchange for a selling price of $150,000, the Company sold all equipment and inventory in the particular location along with the limited right to its name and phone number, existing Yellow Pages advertisement, and all tanning related contracts. Pursuant to the agreement, $50,000 in cash was collected, $30,000 in accounts payable to an entity related to the individual was fully satisfied and extinguished, $39,000 in notes payable to the individual was fully satisfied and extinguished and an accounts receivable of $31,000 was originally established for the purchase of future tanning supplies and equipment from an entity related to this individual.

During the year ended December 31, 2004, the Company sold one of its company-owned salons to an unrelated third party individual. In exchange for a selling price of $90,000, the Company sold all equipment and inventory in the particular location along with the limited right to its name and phone number, existing Yellow Pages advertisement, and all tanning related contracts. Pursuant to the agreement, $40,500 in cash was collected, as a down payment with the remaining $49,500 as a note receivable. The note carried interest of 9% per annum, was due in sixty monthly installments of $1,004 each and was subsequently sold in 2005 for $26,996 to an unrelated entity.

NOTE O - CAPTIALIZED LEASE OBLIGATIONS

The Company is leasing salon equipment under three separate noncancelable capital leases that expire on various dates through April, 2007. The obligations under these capital leases have been recorded in the accompanying Balance Sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 10%. The book value of the collective equipment was approximately $102,725 at December 31, 2004.

PARADISE TAN, INC. AND WHOLLY OWNED SUBSIDIARY
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE O - CAPTIALIZED LEASE OBLIGATIONS (CONT.)

Minimum future obligations under this capital lease at December 31, 2004 are as follows:

Year	Amount

2005	$45,984
2006	45,984
2007	5,876
Total minimum obligation	$97,844

Less amount representing interest	9,631

Present value of minimum lease
obligations	88,213

Less current portion	42,508
$45,705

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure.
                None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act.

Directors and Executive Officers. The members of the Company's board of directors are elected annually and hold office until their successors are elected and qualified. The Company's officers are chosen by and serve at the pleasure of its board of directors. Each of the officers and directors has positions of responsibility with businesses other than the Company and will devote only such time as they believe necessary on the business of the Company. There are no family relationships among any of the directors, director nominees or executive officers of the Company. The Company's officers and directors or major shareholders are as follows:

Ronald Schaefer, age 41 is the President, Treasurer and Secretary of Paradise Tan, the Vice President of Paradise Franchise International and a member of the Board of Directors of the Company. Mr. Schaefer has extensive experience in franchising, owning and operating various franchises since 1986. Before starting Paradise Tan, Mr. Schaefer owned a Premier Video franchise store between 1990 and 1995 and a Domino’s Pizza franchise store between 1986 and 1990. He gained a strong understanding of the intricacies of franchisees operations when he managed and operated 9 Domino’s Pizza locations with 180 employees under his supervision between 1981 and 1986.

Dan Sturdivant, age 55, is the Vice President of Paradise Tan, the President of Paradise Franchise International and a member of the Board of Directors of the Company. Mr. Sturdivant comes from a long entrepreneurial background. Before taking charge of the franchising efforts of the Company, Mr. Sturdivant owned a glass and window manufacturing company, Starlite Products, Inc., which he sold in February 1998. Between 1992 and the end of 1993, Mr. Sturdivant was regional sales manager for Speedy Auto Glass Franchising, selling franchises in Texas, New Mexico, Colorado and Wyoming. Prior to joining Speedy, he served as regional vice president of Windshields America, being responsible for sales and operations in a four-state area with 36 stores, 200 employees and annual sales in excess of $20 million. He graduated from Texas A&M Commerce in 1970 with a Bachelors in industrial management and a minor in Finance.

Daniel G. Broder, age 45, is a Director of Paradise Tan. Mr. Broder is the founder and President of Daniel Broder & Associates, CPAs, PC, an accounting firm that has serviced business clientele in the Dallas/Fort Worth metropolitan area since 1986. His firm currently employs a professional staff of 10. Mr. Broder is a 1981 honors graduate of the University of Texas in Arlington, with his degree in Accounting. Upon graduation, Mr. Broder joined Price Waterhouse, and later went to Coopers & Lybrand, LLP. Mr. Broder founded his own accounting practice in 1986, which has grown to a million-dollar firm in a short time. Mr. Broder is a member of the Tax Society of CPAs, the American Institute of CPAs, the National Society of Tax Professionals and the American Institute of Tax Studies. He is involved locally with many Chambers of Commerce in the Dallas/Ft. Worth area.

Item 10. Executive Compensation.

Executive Compensation. Mr. Schaefer is being paid an annual salary of $75,000 as the Company's President, Treasurer, Secretary and Chief Executive Officer. Mr. Schaefer is employed by the Company under a written employment agreement with a three year term expiring September 1, 2006, but which renews automatically each year and is extended for an additional year on the anniversary of the agreement. Either party may terminate the employment agreement in writing on sixty (60) days notice. This employment agreement contains a non-competition clause.

Mr. Sturdivant is the Company's Vice President, with an annual salary at this time of $6,000 per year. Mr. Sturdivant is not a full-time employee of the Company. Mr. Sturdivant is employed by the Company under a written employment agreement with a three year term expiring September 1, 2006, but which renews automatically each year and is extended for an additional year on the anniversary of the agreement. Either party may terminate the employment agreement in writing on sixty (60) days notice. This employment agreement contains a non-competition clause

Mr. Broder, a director and a Principal Stockholder of the Company, is paid advisory fees of $500 per month under a written consulting agreement. This agreement has a one (1) year term but is automatically renewed for an additional year on the anniversary of the agreement for an additional year.

Mr. David Rutkoske, a Principal Stockholder, is paid advisory fees of $500 per month under a written consulting agreement. This agreement has a one (1) year term but is automatically renewed for an additional year on the anniversary of the agreement for an additional year.

Director Compensation. On September 25, 2003, the Company granted each member of its Board of Directors an option to purchase up to 5,000,000 shares of the Company's common stock at an exercise price of $0.10 per share, which was the fair market value of the common stock on the date of grant. In addition, Mr. Broder receives advisory fees of $500.00 per month. The Company reserves the right to pay its directors reasonable fees for attendance at meetings in the future.

SUMMARY COMPENSATION TABLE
					Long-Term Compensation
Name And Principal		Annual	Compensation	Other Annual	Awards		All Other
Position	Year	Salary($)	Bonus($)	Compensation	Restricted Stock	Options	Awards

Ronald Schaefer	2004	$75,000	$0	None	None	None	None
President	2003	$75,000	$0	None	None	$415,122	None
	2002	$75,000	$0	None	None	None	None

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of April 15, 2005 regarding the ownership of the Company’s Common Stock by (i) each person who is the owner of 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company or director nominee and (iii) all officers and directors of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as owned by them.

Name and Address	Shares (2)	Percent

Ron Schaefer (1)r	9,292,221	21.4%

Dan Sturdivant (1)	8,292,221	19.1%

Dan Broder (1)	8,312,221	19.1%

David Rutkoske 133 McDermott Drive Suite 200 Allen TX 75013	9,316,666	21.5%
All Officers and Directors as a group (3 persons)	25,895,663	59.6%

1. The address of the officers and directors is in care of the Company at 6700 Denton Highway, Suite H, Watauga, Texas 76148

2. Includes 5,000,000 shares subject to options granted to each director or former director, which are exercisable at $.10 per share.

Item 12. Certain Relationships and Related Transactions.

Pursuant to the Merger Agreement between S. Joseph and Associates Inc. ("Z TAN") and the Company dated August 1, 1999, Mr. Rutkoske, a Principal Stockholder, owns 74,000 shares of Paradise Tan Preferred Stock that is convertible into Common Stock at $10 per share from his contribution of his five indoor tanning locations. Dan Sturdivant, Dan Broder and Ron Schaefer each own 20,666 shares of Paradise Tan Preferred Stock that is convertible at $10 per share from their contribution of their seven tanning salons.

In August, 1999, the Company merged with Z TAN, keeping the Paradise Tan name. Before the merger, the Company was 75% owned by an affiliate of Messrs. Schaefer, Broder and Sturdivant. Z TAN was owned 100% by Mr. Rutkoske. As a result of the merger, Messrs. Schaefer, Broder, Sturdivant and Rutkoske each owned 20% of the merged entity, with an affiliate of Messrs. Schaefer, Broder and Sturdivant owed $670,000 and Mr. Rutkoske owed $790,000. Messrs. Schaefer, Broder, Sturdivant and Rutkoske each converted $50,000 of the debt owed to them to common stock and the balance of the debt owed to them to preferred stock, with Mr. Rutkoske owning 74,000 shares of preferred stock and Messrs. Schaefer, Broder and Sturdivant each owning 20,666 shares of preferred stock.

In 2003, the Company issued a total of 133,329 warrants to purchase common stock exercisable at $2.00 per share to affiliates of Messrs. Schaefer, Broder, Sturdivant and Rutkoske. These warrants expire in April 2006. In addition, in 2001 and in 2003, the Company issued 100,000 warrants in each year to Round Table financial Services, Inc., an affiliate of Mr. Rutkoske, 100,000 of which expire in September 2006 and 100,000 of which expire in January, 2008. The current price of the Company's common stock is $0.11 per share.

Also in 2003, the Company issued 2,500,000 shares of common stock to Mr. Schaefer and 2,500,000 shares to Mr. Rutkoske, in exchange for services rendered in the years 2000 to 2002. Furthermore, in September 2003, the Company granted options to purchase 5,000,000 shares of common stock to each director at an exercise price of $.10 per share. Mr. Rutkoske was a director of the company at the time these options were granted.

In May 2000, the Company entered into a consulting agreement with Round Table Financial Services, Inc. ("Round Table"), a company owned by Mr. Rutkoske, a Principal Stockholder of the Company. Under that agreement, Round Table provides financial consulting services to the Company for a payment of $10,000 per month and expires May 15, 2005, which was extended on September 1, 2004 to May 15, 2008. If Round Table obtains financing for the Company, Round Table may negotiate a percentage fee for such services. The compensation under this agreement is approximately $437,500 in arrears on the date of this registration statement.

Item 13. Exhibits and Reports on  Form 8-K

Exhibit 3.1-- Articles of Incorporation*

Exhibit 3.2--By-Laws*

Exhibit 10.1--Employment Agreement with Ron Schaefer.*

Exhibit 10.2--Stock Option Grants*

Exhibit 21.1--Subsidiaries of the Registrant*

Exhibit 31.1--Certification of Chief Executive Officer under Section 906**

Exhibit 31.2--Certification of Chief Financial Officer Pursuant to Section 906**

Exhibit 32.1-- Certification of Chief Executive Officer Pursuant to Section 906**

Exhibit 32.2-- Certification of Chief Financial Officer Pursuant to Section 906**

* Filed with the Company initial Form 10-SB filed November 13, 2003
** Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADISE TAN, INC.
(Registrant)

By: /s/ RONALD SCHAEFER, PRESIDENT
(Signature and Title)*

Date: April 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ RONALD SCHAEFER, PRESIDENT AND TREASURER
(Signature and Title)*

Date: April 15, 2005

By: /s/ DANIEL STURDIVANT, VICE PRESIDENT
(Signature and Title)*

Date: April 15, 2005