Form 10QSB
period 2005-03-31
PARADISE TAN INC
filed 2005-05-23
CIK 1185218

 U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from _______ to _______

PARADISE TAN, INC.
(Exact name of small business issuer as specified in its charter)

Texas	75-2524355
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6700 Denton Highway, Suite H, Watauga, Texas 76148
(Address of principal executive offices)

(817)581-2366
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 20, 2005: 23,384,114

Number of shares of preferred stock outstanding as of May 20, 2005: 135,998

Index

Item 1.  Financial Statements

PARADISE TAN, INC.
Consolidated Balance Sheet
At March 31, 2005 (unaudited)

ASSETS

CURRENT ASSETS
Cash (unrestricted)	$35,609
Cash (restricted)	647,844
Accounts receivable	25,517
Inventory	10,052
TOTAL CURRENT ASSETS	719,022

FIXED ASSETS
Office equipment	30,473
Furniture and fixtures	24,788
Tanning equipment	1,253,262
Transportation equipment	26,119
Leasehold improvements	257,552
Accumulated depreciation	(848,146)
NET FIXED ASSETS	744,048

OTHER ASSETS
Deposits	13,974
TOTAL OTHER ASSETS	13,974

TOTAL ASSETS	$1,477,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$118,608
Accounts payable - related parties	137,101
Current portion of notes payable	1,330,734
Current portion of capitalized lease obligation	47,147
TOTAL CURRENT LIABILITIES	1,633,590

LONG-TERM LIABILITIES
Notes payable	34,651
Capitalized lease obligation	57,625
Accrued interest on preferred stock	353,595
TOTAL LONG-TERM LIABILITIES	445,871
TOTAL LIABILITIES	2,079,461

STOCKHOLDERS' DEFICIT
Common stock (100,000,000 shares authorized, 23,384,114
shares issued and outstanding, par value $.01)	233,841
Common stock subscription receivable	(28,000)
Preferred stock 8% cumulative (1,000,000 shares authorized,
135,998 shares issued and outstanding, par value $10)	1,359,980
Additional paid-in capital	3,350,184
Retained deficit	(5,518,422)
TOTAL STOCKHOLDERS' DEFICIT	(602,417)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,477,044

See notes to financial statements.

Index

PARADISE TAN, INC.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2005 and 2004 (unaudited)

	2005	2004
REVENUES AND RELATED COSTS
Tanning services from company operated salons	$234,378	$237,310
Product sales from company operated salons	(20,878)	(20,218)
NET REVENUES	213,500	217,092
Cost of product sales from company operated salons	-	-
GROSS PROFIT	213,500	217,092

EXPENSES:
Advertising	$44,264	$14,299
Auto and truck	2,875	3,026
Bank and credit card charges	-	1,841
Commissions	2,898	2,691
Consulting fees	8,000	33,905
Contract labor	182	146
Depreciation	66,500	45,256
Directors fees	-	4,500
Dues and subscriptions	23	-
Employee benefits	328	598
Equipment rental	404	1,993
Insurance	6,351	3,733
Licenses and taxes	-	8,531
Miscellaneous	5,069	315
Office expense	2,073	590
Operational expense	12,029	12,248
Outside services	3,161	1,897
Printing	-	1,397
Postage and freight	495	156
Professional fees	26,704	828
Rent	58,601	50,042
Repairs and maintenance	922	2,088
Salaries and related taxes	91,297	82,240
Telephone	5,333	1,929
Utilities	1,439	3,565
TOTAL EXPENSES	338,948	277,814

OPERATING (LOSS)	(125,448)	(60,722)

OTHER INCOME (EXPENSE):
Gain on sale of equipment	-	9,702
Other income (expense)	27,179	(1,914)
Interest expense	(41,914)	(35,071)
	(14,735)	(27,283)

NET LOSS	$(140,183)	$(88,005)

Basic Loss per Share	$(0.006)	$(0.004)

Fully Diluted Loss per Share	$(0.006)	$(0.004)

Weighted Average Shares Outstanding	23,384,114	20,384,114

See notes to financial statements.

Index

PARADISE TAN, INC.
Consolidated Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2005 (unaudited)

					Additional
	Common	Common	Preferred	Preferred	Paid in	Retained
	Stock	Shares	Stock	Shares	Capital	Deficit

Balances, January 1, 2005	$233,841	23,384,114	$1,359,980	135,998	$3,350,184	$(5,378,239)

Net loss for quarter	-	-	-	-	-	(140,183)

Balances, March 31, 2005	$233,841	23,384,114	$1,359,980	135,998	$3,350,184	$(5,518,422)

See notes to financial statements.

Index

PARADISE TAN, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004 (unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(140,183)	$(88,005)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	66,500	45,256
Gain on sale of fixed assets	-	(9,702)
Accrued interest on preferred stock	27,200	27,200
(Increase) decrease in operating assets:
Accounts receivable	(25,517)	(8,685)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(8,051)	(33,671)
Accounts payable - related parties	28,806	(351,937)
NET CASH (USED IN) OPERATING ACTIVITIES	(51,245)	(419,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(21,081)	(76,407)
NET CASH (USED IN) INVESTING ACTIVITIES	(21,081)	(76,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of notes payable	126,297	524,741
Repayments of notes payable	(55,750)	(102,584)
Collection of note receivable	26,996	-
Principal repayments on capitalized lease obligation	(7,717)	(2,871)
NET CASH PROVIDED BY FINANCING ACTIVITIES	89,826	419,286

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,500	(76,665)

CASH AND CASH EQUIVALENTS:
Beginning of period	665,953	702,725
End of period	$683,453	$626,060

See notes to financial statements.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PARADISE TAN, INC. & SUBSIDIARY
MARCH 31, 2005 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly our financial position at March 31, 2005, the results of operations for the three month periods ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. The results for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2004 appearing in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

Revenue Recognition - We currently operate tanning salons in and around the Dallas/Fort Worth, Texas metropolitan area and in Arizona. All salons are operated by us, or under the terms of franchise and license agreements, by franchisees who are independent entrepreneurs or by licensees operating under license agreements between local business people and us.

Management's Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Per Share - Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the periods. Diluted income per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were 5,739,995 common stock equivalents (CSE) excluded from the computation of diluted loss per share.

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

Index

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as a gain or loss.

Long-lived assets - In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangible assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. We review long-lived assets to determine that carrying values are not impaired.

Fair value of financial instruments - Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of financial instruments including inventory, notes receivable, accounts payable and accrued expenses approximated fair value because of the immediate short-term maturity of these instruments.

NOTE 2 - SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of March 31, 2005 and 2004.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

In prior years, we entered into a Finance Agreement with an unrelated consulting entity. As part of the agreement, we retained the services of this entity on a 90 day exclusive basis for the purpose of raising debt capital in the initial request of $10,000,000. We are committed to paying this entity a success fee of seven percent on the amount of funds received as a result of its efforts on the initial request and ninety percent of this aforementioned fee on funds in excess of the initial request. The initial amount under contract was increased to $20,000,000 in 2003.

In prior years, we also entered into an agreement with an unrelated merchant banking entity. As part of the agreement, we retained the exclusive services of this entity for the purpose of providing financial advisory, investment banking and other consulting services in connection with our efforts to raise capital. We are committed to paying this entity a cash fee of five percent on the amount of loans received as a result of its efforts and an additional common stock fee of two percent of the common shares outstanding at the signing of the agreement, payable upon success only.

In prior years, we also entered into a $10,000,000 Stock Purchase Agreement with an unrelated entity. As part of the agreement, we agreed to sell up to $10,000,000 of its common stock to this entity. This agreement supersedes the previous $3,000,000 equity agreement entered into in 2003. No specific terms such as discounts, etc. were set forth. All common shares must be registered and approved as free trading with the Securities and Exchange Commission. As of the date of this report, no actual common stock has been sold pursuant to this agreement.

Pursuant to a unanimous vote at the Board of Directors meeting dated April 16, 2003, we approved and are committed to pay a related entity of one of our directors an amount equal to fifty percent of the monies collected from equity financings to be applied towards consulting work.

We are committed to three employment agreements at December 31, 2004 through various dates.

Index

Pursuant to one of the agreements, our Co-Treasurer shall receive an annual base salary of $6,000 originally through September 1, 2004. The term was automatically extended for an additional two year period. Upon the successful completion of a certain financing package with Chuckanut Capital Group, Ltd., this executive’s base salary will be increased to $8,000 within three months following the successful completion date.

Pursuant to one of the other agreements, our Vice President shall receive an annual base salary of $6,000 through August 5, 2004. The term was automatically extended for an additional two year period. Upon the successful completion of a certain financing package with Chuckanut Capital Group, Ltd., this executive’s base salary will be increased to $8,000 within three months following the successful completion date.

Pursuant to one of the other agreements, the our President shall receive an annual base salary of $75,000 for a three year term through August 5, 2006. Upon the successful completion of a certain financing package with Chuckanut Capital Group, Ltd., this executive’s base salary will be increased to $120,000 within three months following the successful completion date. The base salary will be increased by a minimum of 5% on each anniversary of the commencement date.

We are committed to a consulting agreement at December 31, 2004. Pursuant to the agreement and related addendum dated September 1, 2004, we are obligated to pay a monthly payment of $10,000 to a related party corporation in exchange for financial consulting services. This corporation’s officer is our former Director. The agreement expires on May 15, 2008.

Operating lease commitments

We lease office space from third parties under various operating leases which expire on varying dates through September 2009 at various monthly rental payments. As of March 31, 2005, we have outstanding commitments with respect to the above non-cancelable operating leases.

Capital lease commitments

We are leasing salon equipment under three separate noncancelable capital leases that expire on various dates through April, 2007. The obligations under these capital leases have been recorded in the accompanying consolidated balance sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 10%. The book value of the collective equipment was approximately $100,000 at March 31, 2005.

NOTE 4 - GOING CONCERN

We have suffered recurring losses from operations, has negative working capital, has a stockholders’ deficit, and has material restrictions on its cash as of March 31, 2005. In addition, we have yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to our ability to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new investors to alleviate our working deficiency, and 2) implement a plan to increase cash flows. Our continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in our current business operations. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE 5 - COMMON STOCK AND RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005, we did not issue any common or preferred shares or warrants.

NOTE 6 - LITIGATION

In prior years, we received a notice from the National Association of Securities Dealers requesting certain information about us. In our opinion, the effects of any negative ramifications to us are remote and immaterial.

We have a judgment filed against it in the amount of $63,881. This amount, along with unpaid interest, is included in accounts payable in the accompanying consolidated balance sheet at March 31, 2005.

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

We develop, market, franchise, license, and operate retail locations offering indoor tanning services and related products to the general public under the Paradise Tan™ name. "Indoor tanning" refers to the use of specially designed fluorescent lamps emitting specific wavelengths of ultraviolet light to cause a customer's skin to develop a tan in response. We are a Texas corporation formed in 1994.

We opened our first tanning center in 1994. During the first two years of operations, we opened three more tanning centers in the Dallas/Fort Worth, Texas area, bringing the total to four. In 1997, we opened its first concept indoor tanning center that would become the prototype for future locations. With the prototype center, we started its franchising program under Paradise Franchising International, Inc. (the “Franchise Company”), and our wholly owned subsidiary. Franchised locations pay us an initial franchise fee of $24,000 and monthly fees ranging from $250 to $350, based on gross revenues. Franchisees receive training, assistance in maintaining profitable operations and join in cooperative advertising programs. In 2001, we also started a licensing program. Licensees pay a flat monthly fee of $350; in return licensees are allowed to use the Paradise Tan™ name and logo and are part of the cooperative advertising program. Licensees do not receive training or operational assistance unless they pay additional consulting fees on a fee-for-service basis.

We currently have seven company-owned and operated indoor tanning centers and four franchised or licensed centers in the Dallas/Fort Worth and Phoenix Arizona metropolitan areas. Our current strategy is to repurchase all of the franchised or licensed locations in the Dallas/Fort Worth area and convert them to company-owned locations. The average Paradise Tan™ indoor tanning center consists of between 1,600 and 2,600 square feet of leased space located in retail shopping areas, with each location containing between eleven to twenty tanning beds and booths. In addition to providing tanning services, our locations sell private label lotions, shirts and other items. We are considering sales of other products we believe would be attractive to our customers, including nutritional bars and supplements. We can give no assurances that it will expand its product line or that any new products would be successful.

Index

Most of our revenues are from sales of memberships in its indoor tanning centers. We also earn revenue from the sales of lotions and apparel, franchise fees and license fees. There are many levels of memberships and each entitles the member to use our facilities as often as desired, commensurate with safety considerations and level of the membership. See "Government Regulations." Memberships are sold on a pre-paid basis with a monthly payment option, but terms and conditions of memberships can be modified from time to time to reflect special offers, new store promotions and other discounts.

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

Small independent operators currently dominate the indoor tanning service industry, the average operator having one or two locations in a single metropolitan area. These operators are traditionally undercapitalized and rely primarily upon their personal financial resources. Independently operated tanning centers usually offer limited choices to customers as to hours of operation and tanning devices and do not have standardized operating or marketing procedures. Most marketing by such operators is by word of mouth, local print advertising and couponing. After research, we have been unable to identify any single entity that accounts for more than 1% of the national indoor tanning services market. The Company believes the growing number of tanning centers, together with greater consumer acceptance of indoor tanning, has resulted in significant increases in industry sales, with steady revenue growth over the past three years.

Business Strategy. Our business strategy is designed to achieve further growth in the indoor tanning services industry, to utilize its concept store to dominate any market area it enters, to establish a national corporate presence and to develop consumer recognition of the Paradise Tan™ and Paradise Tanning Centers™ names.

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

We already developed a standard concept for providing indoor tanning services. Since we opened our first indoor tanning center in 1994, we have refined the concept through a number of evolutionary changes. These refinements have included more sophisticated management and operational control systems than found in typical tanning stores, distinctive interior and exterior designs, standardized color schemes, uniform store layouts and facilities. We are confident that the concept store has been sufficiently refined for introduction into new markets.

Index

The concept store is an integrated marketing approach evident in both the exterior and interior of the stores. Each new Paradise Tan™ indoor tanning center has a standardized design and color scheme that combine to give each store a consistent architectural look. Each 1,600 to 2,600 square foot concept store is equipped with eleven to twenty state of the art tanning beds and booths.  With average tanning sessions of ten to twenty minutes, members have continuous access and availability of equipment to fit individual tanning needs and schedules. A typical Paradise Tan™ indoor tanning center will operate somewhat longer hours than a typical family owned tanning center. Location hours vary by season. We believe that implementation of the concept store will force competitors within a market area to compete on a similar level, requiring them to raise significant capital within a short period of time or withdraw from the market.

Along with a standardized interior design, color scheme and upscale atmosphere, our Paradise Tan™ locations use a consistent set of management and financial information and control systems that we have developed. These control systems include the use of a computerized database to ensure that customers are tanning within safe limits for their age and skin type. We also require training of its employees and managers and those of its franchisees. The Company has the right to require its management, employees and those of its franchisees to attend continuing training if necessary. The use of management and financial control systems allows us to monitor the financial health of our company-owned locations and those of its franchisees; these controls include daily and weekly gross sales reports, monthly and quarterly profit and loss statements and annual financial statements for each Paradise Tan™ company-owned and franchised location.

Our next phase is to rapidly expand the number of indoor tanning centers in existing markets to increase market penetration and expand its market areas. Within the next fifteen months, we plan to open or acquire, on average, approximately one company-owned and operated store per quarter for the next six quarters, for a total of up to six new stores. Further expansion beyond this period will depend upon (i) our ability to generate sufficient cash flow from its operations to open additional stores, (ii) the use of franchising, (iii) successfully obtaining additional debt or equity capital through institutional borrowings or additional offerings or (iv) a combination of the above.

We currently estimate that the cost to construct and equip a Paradise Tan™ concept store is approximately $150,000 to $175,000. Of this amount, approximately $65,000 is required for leasehold improvements and equipment meeting our specifications and $85,000 to purchase tanning beds, booths and related equipment, inventory and miscellaneous expenses. The cost of acquisition of an existing indoor tanning center from a competitor and refurbishing it as a Paradise Tan™ indoor tanning center will vary from location to location.

One of the latest innovations in the tanning industry is UV Free Tanning. UV Free Tanning allows a person to get a tan with the application of a mist sprayed onto the skin to produce a tan. We are in talks with a manufacturer to utilize their equipment to supply our Paradise Tanning Centers™ locations. We currently operate seven UV Free Tanning units with plans to expand this to all of our current and future locations.

We also plan to capitalize on growing consumer awareness of the Paradise Tan™ brand by offering a full line of tanning products, including lotions and accelerators. We do not currently plan to manufacture its own product lines, but intends to utilize contract manufacturers that will private label our formulations. We believe that offering its own tanning products on a national basis will promote brand recognition and benefit sales of its indoor tanning services.

Index

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

Advertising and Promotion. We currently use several methods of advertising and promotion, including print and broadcast media in the two markets that it serves. Franchisees are required to participate in chain-wide advertising and local advertising. Most of our advertising dollars are spent in the local area through direct mail coupon offers. Each mailing is targeted by zones containing several postal zip codes that coincide with the market area of a particular store or group of stores. We place our direct mail advertising primarily with national direct mail advertising companies. As we expand, we can benefit from price reductions and preferential bookings offered by its advertising companies for larger mass mailings. We also uses billboards to target specific demographic market areas and as a general promotion to increase brand recognition with the general public. We have used television advertising on a seasonal basis. The main chain-wide advertising today consists of the expenses for developing and maintaining our website and related efforts to gain wider recognition of the Paradise Tan ™ brand name in the industry and with consumers.

As the number of Paradise Tan™ indoor tanning centers in a market area becomes sufficient to justify an increase in the amount of the advertising budget devoted to broadcast advertising, we intend to expand its use of radio and television advertising. We also offer referral promotions to existing members, which has proven to be an effective low-cost marketing tool.

Trademarks. We have filed trademark applications with the United States Patent and Trademark Office (the "PTO") to obtain exclusive use of its trademarks Paradise Tan™ and Paradise Tanning Centers™ and associated artwork. We regard our trademarks as valuable assets and believes they have significant value in the marketing of its services and associated products. We intend to protect its intellectual property vigorously against infringement. Since, however, we have yet received approval of its applications from the PTO, there can be no assurance that we will obtain the right of exclusive use of its trademarks. If the PTO fails to grant such trademark registrations, it could have a material adverse effect on our business, financial condition and results of operations.

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

We compete on the basis of convenience, variety and quality of services offered, price, value, name recognition, advertising and marketing. In addition, we believe that its concept, which sets us apart from other competitors, will be an important factor in its ability to compete on a regional and national basis.

Although significant new competitors may enter a market in which we operate, we believe this risk is somewhat mitigated by barriers to entry, such as high start up costs and lead times necessary to develop management systems and to adequately train managerial personnel. We believe that our most significant competitive limitation has been the lack of capital necessary to implement its business strategy. Our limited capital has affected the scope of its advertising and promotional activities and the ability to expand its business through the opening of new locations within its current markets and to open centers in new markets.

Index

Governmental Regulation. Both state and federal laws and regulations affect the indoor tanning services industry. The applicable federal laws and regulations do not affect us directly, but are primarily targeted at manufacturers of tanning booths, beds and other devices used by us in its day-to-day operations. The principal federal laws regulating the manufacture of indoor tanning devices are the Federal Food, Drug and Cosmetic Act administered by the Federal Food and Drug Administration (the "FDA"), the Public Health Service Act and the Radiation Control for Health and Safety Act. Because of the potential for injury and misuse of tanning devices, the FDA has issued stringent rules and regulations governing the manufacture and use of indoor tanning devices. These regulations include limits on the ultraviolet light emitted by indoor tanning devices, safe operation of such devices, timers, warning labels and the like.

We believe that the laws governing the manufacture and use of tanning devices are both necessary and appropriate. We purchase only indoor tanning devices that meet or exceed the standards required by the FDA. For the personal safety of its customers, our employee monitor the use of its tanning beds and booths to assure compliance with the FDA guidelines. Our tanning beds and booths are installed, maintained and repaired by qualified employees or contractors in accordance with manufacturer's specifications.

State regulation of the indoor tanning industry varies from state to state. Many states have no laws or regulations regarding indoor tanning. As of the date of this registration statement, twenty-eight states have either adopted or are in the process of adopting laws and regulations dealing with the indoor tanning industry. State laws primarily regulate the health and safety aspects of indoor tanning operations rather than regulating the indoor tanning devices used. Both Texas and Arizona have adopted the FDA rules regarding indoor tanning devices. Typically, states require a minimum customer age of 13 (with parental consent and supervision), use of protective eyewear during any tanning session, maintenance of proper exposure distance and maximum exposure time as recommended by the manufacturer and availability of suitable physical aids such as handrails. Texas requires a minimum age of 13 years, with parental consent. Arizona does not have an age limit. Our internal policies require that customers be at least 14 years old. Customers aged 14 and 15 years must be accompanied by a parent and have written parental consent. Customers that are 16 or 17 years old require written parental consent. Violation of the federal or state laws or regulations could result in criminal or civil penalties. Our internal controls allow us to monitor the compliance of our company-owned, franchised and licensed locations with the existing state regulations.

We currently operate in the states of Texas and Arizona, both of which have adopted laws and regulations regarding the indoor tanning industry. Both states require the licensing of indoor tanning facilities. In Texas, the indoor tanning regulations are administered by the Texas Department of Health. The Arizona Radiation Regulatory Agency enforces Arizona's indoor tanning regulations. Our locations meet or exceed the regulatory standards required by the Texas and Arizona laws and regulations.

We have designed its Paradise Tanning Center™ concept, including management controls and operating systems, to comply with applicable federal and state regulations and to monitor each location's compliance. Management believes that our operations meet or exceed the requirements of all applicable or proposed statutes and regulations.

Index

RESULTS OF OPERATIONS

Net Loss

We had a net loss of $140,183 and $88,005, or $.006 and $.004 per common share for the three months ended March 31, 2005 and 2004, respectively. The change in net loss was primarily due to increased advertising, salaries and professional fees in 2005 compared to the same period in 2004.

Sales

Revenues decreased $2,932 or 1% to $234,378 for the three months ended March 31, 2005, from $237,310 for the three months ended March 31, 2004. The decrease was miniscule.

Expenses

Selling, general, and administrative expenses for the three months ended March 31, 2005 increased $61,134 or 22% to $338,948. In comparison with the three month period ended March 31, 2004, selling, general and administrative expenses increased due to increases in advertising, salaries and professional fees in 2005 compared to the same period in 2004. Depreciation increased $21,244 from $45,256 during the three months ended March 31, 2004 due to acquisitions of property in equipment since the prior period.

Liquidity and Capital Resources

On March 31, 2005, we had cash of $683,453 and a working capital deficit of $914,568. This compares with cash of $665,953 and a working capital deficit of $978,596 at December 31, 2004. The increase in cash and decrease in working capital deficit was due to an increase in net loss for the three months ended March 31, 2005 less the effects of depreciation. Operating activities had a net usage of cash in the amount of $51,245 during the three months ended March 31, 2005 reflecting an excess of expenditures over revenues and increased depreciation as mentioned above.

Net cash used in investing activities for the three months ended March 31, 2005 was $21,081 as compared with net cash used in investing activities of $76,407 for the three months ended March 31, 2004. The decrease in net cash used in investing activities is attributable to fewer purchases of property and equipment during the three months ended March 31, 2005 compared to the comparable period in 2004.

Net cash provided by financing activities for the three months ended March 31, 2005 was $89,826 as compared with net cash provided by financing activities of $419,286 for the three months ended March 31, 2004. The decrease in net cash provided by financing activities is attributable to more borrowings of notes payable in 2004 compared to a large infusion in 2005.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material risk with respect to changes in foreign commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President, Chief Executive Officer and Treasurer, Ronald Schaefer ("CEO") and Daniel Sturdivant, our Chief Financial Officer. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Index

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In prior years, we received a notice from the National Association of Securities Dealers requesting certain information about us. In our opinion, the effects of any negative ramifications to us are remote and immaterial.

We have a judgment filed against it in the amount of $63,881. This amount, along with unpaid interest, is included in accounts payable in the accompanying consolidated balance sheet at March 31, 2005.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32 Certification of CEO & CFO pursuant to Section 906

(b) On January 10, 2005, we filed an 8-K regarding a resignation of our director from the board.
(c) --Signature page follows-

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADISE TAN, INC.
(Registrant)

PARADISE TAN, INC. (Registrant)

Date: May 20, 2005	By:	/s/ Daniel Sturdivant
Daniel Sturdivant Chief Financial Officer

Date: May 20, 2005	By:	/s/ Ronald Schaefer
Ronald Schaefer President and Treasurer