Form 10QSB
period 2005-06-30
PARADISE TAN INC
filed 2005-08-11
CIK 1185218

 U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended June 30, 2005

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

(817)581-2366
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of August 10, 2005: 23,384,114

Number of shares of preferred stock outstanding as of August 10, 2005: 135,998

Index

PARADISE TAN, INC.
Consolidated Balance Sheet
At June 30, 2005

ASSETS

CURRENT ASSETS
Cash (unrestricted)	$8,154
Cash (restricted)	647,844
Accounts receivable	27,084
Inventory	10,052
TOTAL CURRENT ASSETS	693,134

FIXED ASSETS
Office equipment	30,577
Furniture and fixtures	24,788
Tanning equipment	1,280,277
Transportation equipment	26,119
Leasehold improvements	258,502
Accumulated depreciation	(914,646)
NET FIXED ASSETS	705,617

OTHER ASSETS
Deposits	13,974
TOTAL OTHER ASSETS	13,974

TOTAL ASSETS	$1,412,725

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$116,052
Accounts payable - related parties	108,305
Excess of outstanding checks over bank balance	16,897
Current portion of notes payable	1,328,197
Current portion of capitalized lease obligation	47,147
TOTAL CURRENT LIABILITIES	1,616,598

LONG-TERM LIABILITIES
Notes payable	34,651
Capitalized lease obligation	49,908
Accrued interest on preferred stock	380,795
TOTAL LONG-TERM LIABILITIES	465,354
TOTAL LIABILITIES	2,081,952

STOCKHOLDERS' DEFICIT
Common stock (100,000,000 shares authorized, 23,384,114
shares issued and outstanding, par value $.01)	233,841
Common stock subscription receivable	(28,000)
Preferred stock 8% cumulative (1,000,000 shares authorized,
135,998 shares issued and outstanding, par value $10)	1,359,980
Additional paid-in capital	3,350,184
Retained deficit	(5,585,682)
TOTAL STOCKHOLDERS' DEFICIT	(669,677)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,412,275

See notes to financial statements.

Index

PARADISE TAN, INC.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2005 and 2004

	3 Months	3 Months	6 Months	6 Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2005	2004	2005	2004
REVENUES AND RELATED COSTS
Tanning services from company operated salons	$323,734	$265,226	$558,112	$502,536
Product sales from company operated salons	(22,132)	(23,462)	(43,010)	(43,680)
NET REVENUES	301,602	241,764	515,102	458,856
Cost of product sales from company operated salons	-	-	-	-
GROSS PROFIT	301,602	241,764	515,102	458,856

EXPENSES:
Advertising	$9,917	$3,074	$54,181	$17,373
Auto and truck	2,716	2,867	5,591	5,893
Bank and credit card charges	36	1,543	36	3,384
Commissions	-	4,130	2,898	6,821
Consulting fees	2,000	37,000	10,000	70,905
Contract labor	-	133	182	279
Depreciation	66,500	44,899	133,000	90,155
Directors fees	-	4,500	-	9,000
Dues and subscriptions	7	-	30	-
Employee benefits	17	50	345	648
Equipment rental	7,903	648	8,307	2,641
Insurance	8,415	6,220	14,766	9,953
Licenses and taxes	35	597	35	9,128
Miscellaneous	-	4,892	5,069	5,207
Office expense	17,413	508	19,486	1,098
Operational expense	11,862	9,413	23,891	21,661
Outside services	1,422	2,424	4,583	4,321
Printing	478	1,545	478	2,942
Postage and freight	169	266	664	422
Professional fees	9	22,276	26,713	23,104
Rent	52,973	40,266	111,574	90,308
Repairs and maintenance	1,856	2,060	2,778	4,148
Salaries and related taxes	124,434	99,743	215,731	181,983
Telephone	5,030	2,131	10,363	4,060
Utilities	17,593	11,917	19,032	15,482
TOTAL EXPENSES	330,785	303,102	669,733	580,916

OPERATING (LOSS)	(29,183)	(61,338)	(154,631)	(122,060)

See notes to financial statements.

Index

PARADISE TAN, INC.
Consolidated Statements of Operations (Cont.)
For the Three and Six Months Ended June 30, 2005 and 2004

	3 Months	3 Months	6 Months	6 Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2005	2004	2005	2004

OPERATING (LOSS)	(29,183)	(61,338)	(154,631)	(122,060)

OTHER INCOME (EXPENSE):
Gain on sale of equipment	-	-	-	8,066
Other income (expense)	-	(167)	27,179	414
Interest expense	(38,077)	(49,955)	(79,991)	(85,026)
	(38,077)	(50,122)	(52,812)	(76,546)

NET LOSS	$(67,260)	$(111,460)	$(207,443)	$(198,606)

Basic Loss per Share	$(0.003)	$(0.005)	$(0.009)	$(0.010)

Fully Diluted Loss per Share	$(0.003)	$(0.005)	$(0.009)	$(0.010)

Weighted Average Shares Outstanding	23,384,114	20,384,114	23,384,114	20,384,114

See notes to financial statements.

Index

PARADISE TAN, INC.
Consolidated Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2005

					Additional
	Common	Common	Preferred	Preferred	Paid in	Retained
	Stock	Shares	Stock	Shares	Capital	Deficit

Balances, January 1, 2005	$233,841	23,384,114	$1,359,980	135,998	$3,350,184	$(5,378,239)

Net loss for the six months ended June 30, 2005	-	-	-	-	-	(207,443)

Balances, June 30, 2005	$233,841	23,384,114	$1,359,980	135,998	$3,350,184	$(5,585,682)

See notes to financial statements.

Index

PARADISE TAN, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(207,443)	$(198,606)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	133,000	90,155
Gain on sale of fixed assets	-	(8,066)
Accrued interest on preferred stock	54,400	54,400
(Increase) decrease in operating assets:
Accounts receivable	(27,084)	14,000
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(10,607)	(126,084)
Accounts payable - related parties	10	-
NET CASH (USED IN) OPERATING ACTIVITIES	(57,724)	(174,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(49,150)	(76,407)
NET CASH (USED IN) INVESTING ACTIVITIES	(49,150)	(76,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of notes payable	126,297	425,854
Repayments of notes payable	(57,837)	(159,947)
Excess of outstanding checks over bank balance	16,897	-
Collection of note receivable	26,996	-
Principal repayments on capitalized lease obligation	(15,434)	(16,995)
NET CASH PROVIDED BY FINANCING ACTIVITIES	96,919	248,912

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,955)	(1,696)

CASH AND CASH EQUIVALENTS:
Beginning of period	665,953	702,725
End of period	$655,998	$701,029

See notes to financial statements.

Index

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PARADISE TAN, INC. & SUBSIDIARY
JUNE 30, 2005 (UNAUDITED)

ITEM 1.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly our financial position at June 30, 2005, the results of operations for the three and six month periods ended June 30, 2005 and 2004, and cash flows for the six months ended June 30, 2005 and 2004. The results for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2004 appearing in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

Index

NOTE 2 - SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of June 30, 2005 and 2004.

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

We are committed to three employment agreements that expire through various dates.

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

We are also committed to a consulting agreement. Pursuant to the agreement and related addendum dated September 1, 2004, we are obligated to pay a monthly payment of $10,000 to a related party corporation in exchange for financial consulting services. This corporation’s officer is our former Director. The agreement expires on May 15, 2008.

Operating lease commitments

We lease office space from third parties under various operating leases which expire on varying dates through September 2009 at various monthly rental payments. As of June 30, 2005, we have outstanding commitments with respect to the above non-cancelable operating leases.

Index

Capital lease commitments

We are leasing salon equipment under three separate noncancelable capital leases that expire on various dates through April, 2007. The obligations under these capital leases have been recorded in the accompanying consolidated balance sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 10%. The book value of the collective equipment was approximately $99,000 at June 30, 2005.

NOTE 4 - GOING CONCERN

We have suffered recurring losses from operations, have negative working capital, have a stockholders’ deficit, and has material restrictions on its cash as of June 30, 2005. In addition, we have yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to our ability to continue as a going concern.

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

NOTE 5 - COMMON STOCK AND RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005, we did not issue any common or preferred shares or warrants.

NOTE 6 - LITIGATION

In prior years, we received a notice from the National Association of Securities Dealers requesting certain information about us. In our opinion, the effects of any negative ramifications to us are remote and immaterial.

We have a judgment filed against it in the amount of $63,881. This amount, along with unpaid interest, is included in accounts payable in the accompanying consolidated balance sheet at June 30, 2005.

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

Index

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

Index

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

RESULTS OF OPERATIONS

Net Loss

We had a net loss of $67,260, $111,460, $207,443 and $198,606, or $.003, $005, $009 and $.010 per common share for the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, respectively. The change in net loss was primarily due to increased advertising and salaries in the 2005 periods compared to the same periods in 2004.

Sales

Revenues increased $58,508 or 22% to $323,734 for the three months ended June 30, 2005, from $265,226 for the three months ended June 30, 2004. The increase was attributable to customer retention and increased advertising that generated new customers.

Expenses

Selling, general, and administrative expenses for the three months ended June, 2005 increased $27,683 or 9% to $330,785. In comparison with the three month period ended June 30, 2004, selling, general and administrative expenses increased due to increases in advertising and salaries in 2005 compared to the same period in 2004. Depreciation increased $21,601 from $44,899 during the three months ended June 30, 2004 due to acquisitions of property in equipment since the prior period.

Liquidity and Capital Resources

On June 30, 2005, we had cash of $655,998 and a working capital deficit of $923,464. This compares with cash of $665,953 and a working capital deficit of $978,596 at December 31, 2004. The decrease in cash and working capital deficit was due to an increase in net loss for the six months ended June 30, 2005 less the effects of depreciation. Operating activities had a net usage of cash in the amount of $57,724 during the six months ended June 30, 2005 reflecting an excess of expenditures over revenues and increased depreciation as mentioned above.

Net cash used in investing activities for the six months ended June 30, 2005 was $49,150 as compared with net cash used in investing activities of $76,407 for the six months ended June 30, 2004. The decrease in net cash used in investing activities is attributable to fewer purchases of property and equipment during the six months ended June 30, 2005 compared to the comparable period in 2004.

Index

Net cash provided by financing activities for the six months ended June 30, 2005 was $96,919 as compared with net cash provided by financing activities of $248,912 for the six months ended June 30, 2004. The decrease in net cash provided by financing activities is attributable to more borrowings of notes payable in 2004 compared to 2005.

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

Index

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

We have a judgment filed against it in the amount of $63,881. This amount, along with unpaid interest, is included in accounts payable in the accompanying consolidated balance sheet at June 30, 2005.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits are incorporated by reference.

31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32 Certification of CEO & CFO pursuant to Section 906

-Signature page follows-

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARADISE TAN, INC.
(Registrant)

Date: August 10, 2005	By:	/s/ Daniel Sturdivant
Daniel Sturdivant Chief Financial Officer

Date: August 10, 2005	By:	/s/ Ronald Schaefer
Ronald Schaefer President and Treasurer