Form 10QSB
period 2005-09-30
PARADISE TAN INC
filed 2006-01-11
CIK 1185218

 U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended September 30, 2005

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

(817)581-2366
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of December 31, 2005: 23,384,114

Number of shares of preferred stock outstanding as of December 31, 2005: 135,998

INDEX TO FORM 10-QSB

Page No.
PART I

Item 1. Financial Statements

Condensed Consolidated Balance Sheet
- September 30, 2005 (unaudited)	3

Condensed Consolidated Statements of Operations
- Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	4

Condensed Consolidated Statements of Cash Flows
- Nine Months Ended September 30, 2005 and 2004 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-7

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	8-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II

Item 1. Legal Proceedings	13

Item 2. Changes in Securities	13

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

PARADISE TAN, INC.
Consolidated Balance Sheet
At September 30, 2005

ASSETS

CURRENT ASSETS
Cash (unrestricted)	$3,420
Cash (restricted)	647,844
Accounts receivable	26,644
Inventory	10,082
TOTAL CURRENT ASSETS	687,990

FIXED ASSETS
Office equipment	30,577
Furniture and fixtures	24,788
Tanning equipment	1,280,277
Transportation equipment	26,119
Leasehold improvements	258,502
Accumulated depreciation	(981,146)
NET FIXED ASSETS	639,117

OTHER ASSETS
Deposits	13,974
TOTAL OTHER ASSETS	13,974

TOTAL ASSETS	$1,341,081

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$140,260
Accounts payable - related parties	105,143
Excess of outstanding checks over bank balance	7,903
Current portion of notes payable	1,353,649
Current portion of capitalized lease obligation	43,428
TOTAL CURRENT LIABILITIES	1,650,383

LONG-TERM LIABILITIES
Notes payable	34,651
Capitalized lease obligation	24,456
Accrued interest on preferred stock	407,995
TOTAL LONG-TERM LIABILITIES	467,102
TOTAL LIABILITIES	2,117,485

STOCKHOLDERS' DEFICIT
Common stock (100,000,000 shares authorized, 23,384,114
shares issued and outstanding, par value $.01)	233,841
Common stock subscription receivable	(28,000)
Preferred stock 8% cumulative (1,000,000 shares authorized,
135,998 shares issued and outstanding, par value $10)	1,359,980
Additional paid-in capital	3,350,184
Retained deficit	(5,692,409)
TOTAL STOCKHOLDERS' DEFICIT	(776,404)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,341,081

See notes to financial statements.

PARADISE TAN, INC.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2005 and 2004

	3 Months	3 Months	9 Months	9 Months
	Ended Sept. 30,	Ended Sept. 30,	Ended Sept. 30,	Ended Sept. 30,
	2005	2004	2005	2004
REVENUES AND RELATED COSTS
Tanning services from company operated salons	$104,631	$186,334	$662,743	$562,778
Product sales from company operated salons	101,113	39,468	144,123	122,027
NET REVENUES	205,744	225,802	806,866	684,805
Cost of product sales from company operated salons	-	(11,954)	(52,583)	(47,271)
GROSS PROFIT	205,744	213,848	754,283	637,534

EXPENSES:
Salaries and related taxes	$83,577	$89,584	$299,308	$264,065
Consulting fees	10,000	84,687	10,000	254,241
Depreciation	66,500	45,177	199,500	135,533
Rent	63,942	44,695	175,516	133,601
Other selling, general and administrative	95,535	80,632	348,903	206,769
TOTAL EXPENSES	319,554	344,775	1,033,227	994,209

OPERATING (LOSS)	(113,810)	(130,927)	(278,944)	(356,675)

See notes to financial statements.

PARADISE TAN, INC.
Consolidated Statements of Operations (Cont.)
For the Three and Nine Months Ended September 30, 2005 and 2004

	3 Months	3 Months	9 Months	9 Months
	Ended Sept. 30,	Ended Sept. 30,	Ended Sept.30,	Ended Sept.30,
	2005	2004	2005	2004

OPERATING (LOSS)	(113,810)	(130,927)	(278,944)	(356,675)

OTHER INCOME (EXPENSE):
Gain on sale of equipment	-	26,996	-	8,065
Other income (expense)	27,957	-	(778)	-
Interest expense	(20,874)	(41,963)	(34,448)	(134,174)
	7,083	(14,967)	(35,226)	(126,109)

NET LOSS	$(106,727)	$(145,894)	$(314,170)	$(482,784)

Basic Loss per Share	$(0.005)	$(0.007)	$(0.013)	$(0.022)

Fully Diluted Loss per Share	$(0.005)	$(0.007)	$(0.013)	$(0.022)

Weighted Average Shares Outstanding	23,384,114	21,695,874	23,384,114	21,695,874

See notes to financial statements.

PARADISE TAN, INC.
Consolidated Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2005

					Additional
	Common	Common	Preferred	Preferred	Paid in	Retained
	Stock	Shares	Stock	Shares	Capital	Deficit

Balances, January 1, 2005	$233,841	23,384,114	$1,359,980	135,998	$3,350,184	$(5,378,239)

Net loss for the nine months ended September 30, 2005	-	-	-	-	-	(314,170)

Balances, September 30, 2005	$233,841	23,384,114	$1,359,980	135,998	$3,350,184	$(5,692,409)

See notes to financial statements.

PARADISE TAN, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(314,170)	$(482,784)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	199,500	135,533
Gain on sale of fixed assets	-	(8,065)
Accrued interest on preferred stock	81,600	75,599
(Increase) decrease in operating assets:
Accounts receivable	(26,644)	13,790
Inventory	(30)	2,651
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	13,601	(26,594)
Accounts payable - related parties	(3,152)	106,452
NET CASH (USED IN) OPERATING ACTIVITIES	(49,295)	(183,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in deposits	-	199
Proceeds from disposal of fixed assets	-	8,065
Purchases of fixed assets	(73,426)	(93,214)
NET CASH (USED IN) INVESTING ACTIVITIES	(73,426)	(84,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of notes payable	126,297	353,368
Repayments of notes payable	(32,835)	(138,065)
Excess of outstanding checks over bank balance	7,903	(6,571)
Collection of note receivable	26,996	4,755
Principal repayments on capitalized lease obligation	(20,329)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	108,032	213,487

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,689)	(54,881)

CASH AND CASH EQUIVALENTS:
Beginning of period	665,953	702,725
End of period	$651,264	$647,844

See notes to financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PARADISE TAN, INC. & SUBSIDIARY
SEPTEMBER 30, 2005 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly our financial position at September 30, 2005, the results of operations for the three and nine month periods ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004. The results for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2004 appearing in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 2 - SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of September 30, 2005 and 2004.

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

Operating lease commitments

We lease office space from third parties under various operating leases which expire on varying dates through September 2009 at various monthly rental payments. As of September 30, 2005, we have outstanding commitments with respect to the above non-cancelable operating leases.

Capital lease commitments

We are leasing salon equipment under three separate noncancelable capital leases that expire on various dates through April, 2007. The obligations under these capital leases have been recorded in the accompanying consolidated balance sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 10%. The book value of the collective equipment was approximately $99,000 at September 30, 2005.

NOTE 4 - GOING CONCERN

We have suffered recurring losses from operations, have negative working capital, have a stockholders’ deficit, and has material restrictions on its cash as of September 30, 2005. In addition, we have yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to our ability to continue as a going concern.

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

NOTE 5 - COMMON STOCK AND RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005, we did not issue any common or preferred shares or warrants.

NOTE 6 - LITIGATION

In prior years, we received a notice from the National Association of Securities Dealers requesting certain information about us. In our opinion, the effects of any negative ramifications to us are remote and immaterial.

We have a judgment filed against it in the amount of $63,881. This amount, along with unpaid interest, is included in accounts payable in the accompanying consolidated balance sheet at September 30, 2005.

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

RESULTS OF OPERATIONS

Net Loss

We had a net loss of $106,727, $145,894, $314,170 and $482,784, or $.005, $007, $013 and $.022 per common share for the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, respectively. The change in net loss was primarily due to increased advertising and salaries in the 2005 periods compared to the same periods in 2004.

Sales

Revenues decreased $20,058 or 9% to $205,744 for the three months ended September 30, 2005, from $225,802 for the three months ended September 30, 2004. The decrease was attributable to poor customer retention and decreased advertising that generated fewer customers.

Expenses

Other selling, general, and administrative expenses for the three months ended September 30, 2005 increased $14,903 or 18% to $95,535. In comparison with the three month period ended September 30, 2004, selling, general and administrative expenses increased due to increases in administrative and office expenses in 2005 compared to the same period in 2004. Depreciation increased $21,323 from $45,177 during the three months ended September 30, 2004 due to acquisitions of property in equipment since the prior period.

Liquidity and Capital Resources

On September 30, 2005, we had cash of $651,624 and a working capital deficit of $962,393. This compares with cash of $665,953 and a working capital deficit of $978,596 at December 31, 2004. The decrease in cash and working capital deficit was due to an increase in net loss for the nine months ended September 30, 2005 less the effects of depreciation. Operating activities had a net usage of cash in the amount of $49,295 during the nine months ended September 30, 2005 reflecting an excess of expenditures over revenues and increased depreciation as mentioned above.

Net cash used in investing activities for the nine months ended September 30, 2005 was $73,426 as compared with net cash used in investing activities of $84,950 for the nine months ended September 30, 2004. The decrease in net cash used in investing activities is attributable to fewer purchases of property and equipment during the nine months ended September 30, 2005 compared to the comparable period in 2004.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $108,032 as compared with net cash provided by financing activities of $213,487 for the nine months ended September 30, 2004. The decrease in net cash provided by financing activities is attributable to more borrowings of notes payable in 2004 compared to 2005.

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

We have a judgment filed against it in the amount of $63,881. This amount, along with unpaid interest, is included in accounts payable in the accompanying consolidated balance sheet at September 30, 2005.

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

PARADISE TAN, INC. (Registrant)

Date: December 30, 2005	By:	/s/ Daniel Sturdivant
Chief Financial Officer

Date: December 30, 2005	By:	/s/ Ronald Schaefer
Ronald Schaefer President and Treasurer