Form 10-K
period 2007-12-31
GENERAL RED INTERNATIONAL, INC.
filed 2009-01-29
CIK 1185218

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal years ended December 31, 2007, 2006 and 2005

                        Commission file number 000-50471

                         General Red International, Inc.

             (Exact name of registrant as specified in its charter)

                        Suite 1501, Plaza B, Jianwai SOHU
                     No. 39, Eastern Three Ring Middle Road
                        Chaoyang District, Beijing, China
                               Postal Code: 100020
          (Address of principal executive offices, including zip code)

                                 86-10-58699681
              (Registrant's telephone number, including area code)

                                 86-10-58699621
              (Registrant's facsimile number, including area code)

                            Copy of Communication to:
                               Bernard & Yam, LLP
                            Attention: Man Yam, Esq.
                             401 Broadway Suite 1708
                               New York, NY 10013
                               Phone: 212-219-7783
                                Fax: 212-219-3604

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [X] Yes No [ ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [ ] Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated filer     [ ]          Accelerated filer                 [ ]
Non-accelerated filer       [ ]          Smaller reporting company         [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [ X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity: As of December 31, 2007, 23,384,114 shares of common stock and 135,998 shares of preferred stock.

                                TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

PART I

Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.

PART II

Item 5. Market For Common Stock and Related Stockholder Matters.
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures
Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions, and Director
         Independence
Item 14. Principal Accountant Fees and Services.
Item 15. Exhibits, Financial Statement Schedules.

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are usually identified by our use of certain terminology, including "will", "believes", "may", "expects", "should", "seeks", "anticipates" or "intends" or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital; risks inherent in mineral exploration; environmental liability claims and insurance; dependence on consultants and third parties as well as those factors discussed in the section entitled "Risk Factors", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Forward looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

        All references in this Report on Form 10-K to the terms "we", "our", "us", and "the Company" refer to General Red International, Inc. (formerly known as "Paradise Tan, Inc.").


                                     PART I
ITEM 1.     BUSINESS

Overview

General Red International, Inc. (formerly "Paradise Tan, Inc." for the periods reported on this Form 10K) (the "Company" or "Paradise Tan") developed, marketed, franchised, licensed, and operated retail locations offering indoor tanning services and related products to the general public under the Paradise Tan ? name. "Indoor tanning" refers to the use of specially designed fluorescent lamps emitting specific wavelengths of ultraviolet light to cause a customer's skin to develop a tan in response. The Company is a Texas corporation formed in 1994.

The Company opened its first tanning center in 1994. During the first two years of operations, the Company opened three more tanning centers in the Dallas/Fort Worth, Texas area, bringing the total to four. In 1997, the Company opened its first concept indoor tanning center that would become the prototype for future locations. With the prototype center, the Company started its franchising program under Paradise Franchising International, Inc. (the "Franchise Company"), a wholly owned subsidiary of the Company. Franchised locations pay the Company an initial franchise fee of $24,000 and monthly fees ranging from $250 to $350, based on gross revenues. Franchisees receive training, assistance in maintaining profitable operations and join in cooperative advertising programs. In 2001, the Company also started a licensing program. Licensees pay a flat monthly fee of $350; in return licensees are allowed to use the Paradise Tan ? name and logo and are part of the cooperative advertising program. Licensees do not receive training or operational assistance unless they pay additional consulting fees on a fee-for-service basis.

Most of the Company's revenues are from sales of memberships in its indoor tanning centers. The Company also earned revenue from the sales of lotions and apparel, franchise fees and license fees. There are many levels of memberships and each entitles the member to use the Company's facilities as often as desired, commensurate with safety considerations and level of the membership. See "Government Regulations." Memberships are sold on a pre-paid basis with a monthly payment option, but terms and conditions of memberships can be modified from time to time to reflect special offers, new store promotions and other discounts.

On November 14, 2007, the company sold its remaining tanning salon operations to a former Director of the company. The details of the transaction included the assumption of the book value of assets and all liabilities. The acquiring private corporation also signed an indemnification agreement, for the benefit of the company. The company recognized a gain on the transaction as a result of the extinguishment of debt. During 2007, The Company recognized a contingent liability of $100,000 for any potential future liabilities that may arise as a result of the transaction. The company has been operating as a shell since that date.

Industry Overview

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

Business Strategy

The Company's business strategy is designed to achieve further growth in the indoor tanning services industry, to utilize its concept store to dominate any market area it enters, to establish a national corporate presence and to develop consumer recognition of the Paradise Tan and Paradise Tanning Centers names.

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

The concept store is an integrated marketing approach evident in both the exterior and interior of the stores. Each new Paradise Tan ? indoor tanning center has a standardized design and color scheme that combine to give each store a consistent architectural look. Each 1,600 to 2,600 square foot concept store is equipped with eleven to twenty state of the art tanning beds and booths. With average tanning sessions of ten to twenty minutes, members have continuous access and availability of equipment to fit individual tanning needs and schedules. A typical Paradise Tan indoor tanning center will operate somewhat longer hours than a typical family owned tanning center. Location hours vary by season. The Company believes that implementation of the concept store will force competitors within a market area to compete on a similar level, requiring them to raise significant capital within a short period of time or withdraw from the market.

Along with a standardized interior design, color scheme and upscale atmosphere, our Paradise Tan ? locations use a consistent set of management and financial information and control systems that the Company has developed. These control systems include the use of a computerized database to ensure that customers are tanning within safe limits for their age and skin type. The Company also requires training of its employees and managers and those of its franchisees. The Company has the right to require its management, employees and those of its franchisees to attend continuing training if necessary. The use of management and financial control systems allows the Company to monitor the financial health of its Company-owned locations and those of its franchisees; these controls include daily and weekly gross sales reports, monthly and quarterly profit and loss statements and annual financial statements for each Paradise Tan Company-owned and franchised location.

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

The Company has recently implemented a strategy to acquire all of the franchised and licensed locations in the Dallas/Ft. Worth area and operate them as Company-owned locations. As part of this strategy, the Company has acquired one location in the second quarter of 2004 from a licensee, acquiring all of the location's equipment for under market price. The Company is currently operating an additional licensed location and intends to acquire the location and its equipment by taking over existing financing. This transaction has not yet been finalized.

The Company currently estimates that the cost to construct and equip a Paradise Tan ? concept store is approximately $150,000 to $175,000. Of this amount, approximately $65,000 is required for leasehold improvements and equipment meeting the Company's specifications and $85,000 to purchase tanning beds, booths and related equipment, inventory and miscellaneous expenses. The cost of acquisition of an existing indoor tanning center from a competitor and refurbishing it as a Paradise Tan indoor tanning center will vary from location to location.

One of the latest innovations in the tanning industry is UV Free Tanning. UV Free Tanning allows a person to get a tan with the application of a mist sprayed onto the skin to produce a tan. The Company is in talks with a manufacturer to utilize their equipment to supply our Paradise Tanning Centers ? locations. We currently operate seven UV Free Tanning units with plans to expand this to all of our current and future locations.

The Company also plans to capitalize on growing consumer awareness of the Paradise Tan ? brand by offering a full line of tanning products, including lotions and accelerators. The Company does not currently plan to manufacture its own product lines, but intends to utilize contract manufacturers that will private label the Company's formulations. The Company believes that offering its own tanning products on a national basis will promote brand recognition and benefit sales of its indoor tanning services.

Seasonality

The indoor tanning business is seasonal, with most memberships sold in the period from January through June. Paradise Tan ? uses an "autodraft" system, which automatically deducts monthly payments from a customer's bank account. This allows for cash flow throughout the year, but also allows the customer to cancel at any time. Customers may also put memberships "on hold," which allows the customer to remain as a member without having fees deducted for a set period of time.

Advertising and Promotion

The Company currently uses several methods of advertising and promotion, including print and broadcast media in the two markets that it serves. Franchisees are required to participate in chain-wide advertising and local advertising. Most of the Company's advertising dollars are spent in the local area through direct mail coupon offers. Each mailing is targeted by zones containing several postal zip codes that coincide with the market area of a particular store or group of stores. The Company places its direct mail advertising primarily with national direct mail advertising companies. As the Company expands, we can benefit from price reductions and preferential bookings offered by its advertising companies for larger mass mailings. The Company also uses billboards to target specific demographic market areas and as a general promotion to increase brand recognition with the general public. The Company has used television advertising on a seasonal basis. The main chain-wide advertising today consists of the expenses for developing and maintaining the Company's website and related efforts to gain wider recognition of the Paradise Tan ? brand name in the industry and with consumers.

As the number of Paradise Tan ? indoor tanning centers in a market area becomes sufficient to justify an increase in the amount of the advertising budget devoted to broadcast advertising, the Company intends to expand its use of radio and television advertising. The Company also offers referral promotions to existing members, which has proven to be an effective low-cost marketing tool.

Trademarks

The Company has filed trademark applications with the United States Patent and Trademark Office (the "PTO") to obtain exclusive use of its trademarks Paradise Tan ? and Paradise Tanning Centers ? and associated artwork. The Company regards its trademarks as valuable assets and believes they have significant value in the marketing of its services and associated products. The Company intends to protect its intellectual property vigorously against infringement. Since, however, the Company has yet received approval of its applications from the PTO, there can be no assurance that the Company will obtain the right of exclusive use of its trademarks. If the PTO fails to grant such trademark registrations, it could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

Competition within the tanning services industry is extremely high, with an estimated 20,000 to 25,000 tanning centers nationwide. The indoor tanning services market is highly fragmented, with no one company having a national presence. When the Company opens a Paradise Tanning Center ? in a new market area, it must compete against established local operators that have gained name recognition with local consumers. Because the Company competes against numerous operators, there is a substantial likelihood that competitors in some markets will have significantly greater financial, advertising and marketing resources than the Company.

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

Employees

As of October 19, 2008, the Company had zero employees. The Company had not entered into any collective bargaining agreements with its former employees. The Company believes that its relations with its former employees are excellent.

Governmental Regulation

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

The Company has designed its Paradise Tanning Center concept, including management controls and operating systems, to comply with applicable federal and state regulations and to monitor each location's compliance. Management believes that the Company's operations meet or exceed the requirements of all applicable or proposed statutes and regulations.

Management

We heavily rely on the skills, abilities and expertise of our management members and executives to carry out our operations.

For the fiscal years ended December 31, 2007 (till November 14, 2007), 2006 and 2005, Ron Schaefer was the Company's President. Mr. Dan Sturdivant was the Company's Vice President. Dan Broder, Ronald Schaefer, and Daniel Sturdivant were members of Board of Directors.

On November 14, 2007, Dan Broder, Ronald Schaefer, and Daniel Sturdivant resigned from all their positions on the Board of Directors of Company, as well as the executive offices of the Company. Xingping Hou, Jiefeng Ren and Yuming Ma became the new directors of the Board of Directors of the Company. Xingping Hou became the President and Chairman of the Board. Jiefeng Ren became Secretary of the Board and the Chief Executive Officer. Yuming Ma became the Treasurer of the Board and Chief Financial Officer.

None of our management members has been involved in any of the following proceeding during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.   any  conviction  in a  criminal  proceeding  or being  subject to a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 1A.     RISK FACTORS

For Fiscal Year ended December 31, 2007, 2006, and 2005, our business was subject to numerous risk factors. We believe that the following are the material risk factors that impact our business.

General Risk Factors
--------------------

Economic and Seasonal Conditions

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

Use of the Company's indoor tanning services declines during the summer months (June, July and August) when natural sunlight is available for outdoor tanning. The Company's Autodraft program does even out the seasonality, since this program provides cash flow throughout the year, but it is still a challenge to the business. Seasonal variations in consumer use of indoor tanning facilities can materially affect the Company's ability to sell its services resulting in uneven membership sales and operational cash flow among fiscal quarters. See
Item 2, "Management's Discussion and Analysis of Financial or Plan of Operations--Liquidity and Capital Resources."

Accumulated Deficit and Operating Losses

The Company has a substantial retained deficit as of December 31, 2007 of ($4,568,597) and had net income of approximately $1.6 million in the year ending December 31, 2007, of which approximately $1.9 million of the income related to the forgiveness of debt. We can give no assurances that the Company will show an operating profit at any time in the future. If the historical losses continue, the Company may be unable to continue as a going concern. The Company has funded its operating losses by raising additional capital from private investors or through debt. The Company has also been actively reducing expenses and streamlining its operations, while simultaneously increasing sales . In the past year, the Company sold one Company-owned location to a licensee as a way to increase the Company's liquidity and capital resources. (See Item 2,
"Management's Discussion and Analysis"). The Company is also actively seeking new investors and possibly new lines of business to generate revenues and profitability. We can give no assurances that we will be able to achieve these goals and become profitable in the short or long-term.

Limited Capital; Need for Significant Additional Financing

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

Uncertain Return of Investment

An investment in our common stock is subject to a very high degree of risk. No one should purchase our common stock who is not able to risk the loss of their entire investment. This uncertainty is related to our history of operating losses and need for additional capital.

Dependence on Key Personnel

The Company is dependent upon the services and business expertise of its executive officers and certain key employees. The loss of any one of these individuals could have a material adverse effect on the Company.

Since the Company's inception in 1994, it had been under the management of Ron Schaefer, who was the Company's President. On November 14, 2007, the company sold its remaining tanning salon operations to Ron Schaefer. The details of the transaction included the assumption of the book value of assets and all liabilities. The acquiring private corporation also signed an indemnification agreement, for the benefit of the company. The company recognized a gain on the transaction as a result of the extinguishment of debt. During 2007, The Company recognized a contingent liability of $100,000 for any potential future liabilities that may arise as a result of the transaction. As a result of this transaction, Xingping Hou was elected Chairman and CEO of the company.

The Company believes that its future success will depend upon its ability to attract and retain skilled and knowledgeable management, marketing and operations personnel. We can give no assurance that the Company will be successful in retaining key employees or in securing the services of other qualified personnel. See Item 5, "Directors and Executive Officers, Promoters and Control Persons."

Control by Principal Stockholders

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

Risks Related to Business Expansion

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

The Company also believes that UV-free tanning will continue to be popular with its customers. The Company intends to purchase two UV-free tanning machines in the coming year, at the cost of approximately $35,000 per unit. The Company's strategy is to have at least one UV-free tanning booth at each Paradise Tan TM location.

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

Franchising and Licensing

The Company's growth strategy includes increasing the number of franchised or licensed locations. This is a new area for the Company and we have limited experience in franchising and licensing. There can be no assurance of that the Company will succeed in increasing the number of franchised or licensed locations, or that increasing such franchised or licensed locations will outweigh the costs of implementing and increased franchising and licensing strategy. If a Company owned location is sold to a franchisee/licensee, the Company will experience a loss of revenues, outside of the franchise or license fees, until another location can be added to replace the revenues.

Competition

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

Marketing

The success of the Company is likely to be dependent on adequate marketing and support resources, both of which are difficult to predict accurately. Marketing includes advertising and promotional materials and advertising campaigns in both print and broadcast media. There is no assurance that the marketing efforts of the Company will be successful or that the Paradise Tan ? indoor tanning centers can obtain or maintain an adequate attendance base. There is also a risk that tanning salons may be a passing fad and will peak in a few years and then not grow sufficiently to meet the Company's expectations.

Uncertainty of Expansion Strategy

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

Lack of Market Analysis

The Company has performed, to date, no scientific, empirical or other form of detailed market analysis or study to demonstrate the level of local or regional consumer acceptance of the Paradise Tanning Center ? concept other than its subjective observations regarding customers of the Company's current tanning centers. The Company can give no assurance that consumer acceptance of the Company's services and products will be sufficient to sustain the Company's ongoing operations.

No Dividends

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

No Cumulative Voting

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

Dependence on Single Business; Lack of Diversification

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

Dependence on Trade and Service Marks

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

Indemnification

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

Risks Associated with the Indoor Tanning Industry
-------------------------------------------------

Health Risks and Implications Associated with Tanning

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

Lifestyle Trends

The Company's success depends upon the consuming public's continued perception that having a tan is desirable. A change in the public's perception or desire to be tan could cause a substantial decline in membership sales and usage of the Company's facilities, which could adversely affect the Company's business, financial condition and results of operations. This adverse effect could be material given the Company's aggressive expansion plans and the Company's dependence on lengthy commercial leases for its stores. A significant reduction in revenues due to changes in consumer lifestyles could result in operating income becoming insufficient to cover operating expenses. See Item 1, "Description of Business - Business Strategy."

Lotions

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

UV Free Tanning

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

Changes in Government Regulations

Both federal and state laws and regulations affect the indoor tanning industry and the Company. While federal laws currently are directed towards the manufacturers of tanning devices and not at providers of indoor tanning services, we can give no assurance that the federal government will not introduce laws and/or regulations which may have a substantial impact on the Company, its operations and profitability. In addition, the state laws and regulations of Texas and Arizona currently affect the Company as they set minimum consumer safety standards for operation of indoor tanning equipment. These laws and regulations require minimum operating standards, employee education, methods of operation and licensing. Due to the potential for injury to consumers, the possibility of governmental reports containing findings that are detrimental to the indoor tanning industry in general, and the Company in particular, and possible misuse of the tanning devices by customers or store personnel, the Company can give no assurance that the states in which it currently operates (or intends to operate in the future) will not introduce new laws and regulations effecting the indoor tanning industry or modify existing ones, which may have a substantial impact on the Company, its operations and profitability. See Item 1, "Description of Business." Technological Obsolescence; New Technologies

Development of new or improved tanning devices, processes or technologies may make the Company's inventory of tanning devices and related products obsolete or less competitive requiring substantial capital outlays by the Company to purchase new devices or related products to replace those that become obsolete. We can give no assurance that we will have or be able to obtain the necessary capital resources to purchase new equipment and products to replace those that have become obsolete.

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

Safety and Health Risks

The Company maintains numerous tanning devices at its various Paradise Tanning Centers. All of its tanning devices have a timing mechanism and contain multiple light bulbs that emit ultraviolet radiation. These devices are regulated by the FDA as medical devices and are potentially dangerous if misused or abused. We can give no assurance that one or more of our customers will not be seriously or fatally injured due to overexposure to ultraviolet radiation as a result of improper or negligent operation of a tanning device, a failure or malfunction of a tanning device, its control or timing mechanism or ultraviolet light bulbs. Although we currently maintain liability insurance for Company-owned locations, and require franchisees and licensees to carry such insurance, we can give no assurance that we will be able to maintain such insurance in the future or that such insurance will have sufficient limits to adequately cover our costs and expenses of litigation and our possible liability for damages sustained by one or more of our customers. A significant damage award or settlement, over and above the Company's insurance policy limits, if any, will have a substantial impact on the Company's profitability or cause the Company to cease as an operating concern. See Item 1, "Description of Business - Governmental Regulation."


Risks Related to Corporate and Stock Matters
--------------------------------------------

Risks related to our common stock

The market price for our common stock may be volatile. The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

actual or anticipated fluctuations in our quarterly operating results, announcements of new services by us or our competitors, changes in financial estimates by securities analysts, conditions in the energy recycling and saving services market, changes in the economic performance or market valuations of other companies involved in the same industry, announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, additions or departures of key personnel, potential litigation, or conditions in the market.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Shareholders could experience substantial dilution

We may issue additional shares of our capital stock to raise additional cash for working capital. If we issue additional shares of our capital stock, our shareholders will experience dilution in their respective percentage ownership in the company.

We have no present intention to pay dividends

Neither during the preceding two fiscal years nor during the year ended December 31, 2007 did we pay dividends or make other cash distributions on our common stock, and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

A large portion of our common stock is controlled by a small number of shareholders.

A large portion of our common stock is held by a small number of shareholders. As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

We may be subject to "penny stock" regulations

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

For the periods reported on this Form 10K, we leased office space from third parties under various operating leases at various monthly rental payments. From November 14, 2007 to December 31, 2007, we did not lease any office space and we receive correspondence at the office of its Counsel Bernard & Yam, LLP.


ITEM 3.     LEGAL PROCEEDINGS

For the fiscal years ended December 31, 2007, 2006 and 2005, we were not a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.


                                     PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is not quoted on any stock exchange or over the counter board. As of January XX, 2009, the market price of our stock was $ 2.20.

Unregistered Sales of Securities

On October 19, 2007, a group of our major shareholder, Ronald Schafer, Daniel Sturdivant, and David Rutkoske, entered a Securities Purchase Agreement ("Purchase Agreement") with a group of individual purchasers Xingping Hou, Jiefeng Ren, Yuming Ma, Yongjun Zeng and Zikun Wang. Under the terms of the Purchase Agreement, Ronald Schafer, Daniel Sturdivant, and David Rutkoske sold in total 7,951,329 shares of common stock of the Company to Xingping Hou, Jiefeng Ren, Yuming Ma, Yongjun Zeng and Zikun Wang for a total price of $ 100,000. The said Purchase Agreement was consummated on November 14, 2007.

On November 14, 2007, the Company sold its remaining tanning salon operations to a RAAP Enterprises, the company owned by Ronald Schaefer under an Asset Sale and Purchase Agreement ("Asset Sale Agreement"). Under the Asset Sale Agreement, RAAP Enterprises assumed all of the book value of assets and all liabilities of the Company as of November 14, 2007. RAAP Enterprises also signed an indemnification agreement, for the benefit of the Company. The Company recognized a gain on the transaction as a result of the extinguishment of debts as of November 14, 2007. During the year 2007, The Company recognized a contingent liability of $100,000 for any potential future liabilities that may arise as a result of the transaction.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the salesperson's compensation.

Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker/dealers to approve the transaction for the customer's account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

 The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

For the years ended December 31, 2007, 2006 and 2005, We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 2007, 2006 and 2005. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes thereto appearing in this report on Form 10-K.

Overview

The Company was founded in 1994 and opened its first tanning location in that same year. Since then, the Company has experienced significant growth in sales within its current market area of Dallas/Fort Worth, Texas. The Company's revenues were$948,949, in the year ended December 31, 2005; $517,618 in the year ended December 31, 2006 and $407,524 in the year ended December 31, 2007. We can give no assurance that the Company's revenues will not decline in future periods. The Company experienced net income/( losses) of $1,648,368, $(206,374) and ($665,953) in the years ended December 31, 2007 , 2006, and 2005, respectively.

The Company's recognition of revenue for tanning membership sales lags the cash receipts from the membership contracts, resulting in significant deferred revenue at any point in time. Revenue from membership sales is recognized on a straight line basis over the appropriate membership period.

The Company recognizes that part of its future business strategy consists of raising capital from new investors and possibly seeking a different line of business.

Results of Operations

The table on the following page sets forth, for the periods presented, the percentage relationship of certain line items from the Company's statements of operations to revenues for such periods.

 As the Company seeks to expand into new lines of business, we anticipate lower general and administrative expenses, until the new business strategy is implemented. Note that the Company is in the process of reorganizing its business direction.

Revenues . Revenues for the year ended December 31, 2007 decreased 21% to $407,524 from $517,618 in the year ended December 31, 2006 and 57% from $948,949 in the year ended December 31, 2005.

Costs and Expenses . Costs and expenses of operations for the year ended December 31, 2007 increased $19,652, or 4% from the year ended December 31, 2006 and decreased $666,110 or 55% from year ended December 31, 2005. The increase from year ended 2006 was the result of an additional administrative position added to assist with the disposition of some of the company's assets during 2007. The decrease in costs and expenses from year ended 2005 was primarily the result of decreased salaries, and marketing and promotion activities. This decrease was inline with the Company's asset disposition efforts .

Depreciation . Depreciation expenses were $23,735 in the year ended December 31, 2007, as compared with $25,893 for the year ended December 31, 2006 and $204,602 for the year ended December 31, 2005. The decrease in depreciation is a result of asset sales and asset dispostions during the years ended 2006 and 2007 by the Company.

Liquidity and Capital Resources

Cash on hand for the Company at the year ended December 31, 2007 was $475,717, of which $475,717 is restricted, as compared with the year ended December 31, 2006, where unrestricted cash was $(16,691) and restricted cash was $475,717. The Company's increase in cash for the year ended December 31, 2007 was the result of the sale of company assets.

Cash on hand for the Company at the year ended December 31, 2006 was $459,026, of which $475,717 is restricted, as compared with the year ended December 31, 2005, where unrestricted cash was $27,447 and restricted cash was $475,717. The Company's decrease in cash for the year ended December 31, 2006 was the result of lower revenues and no asset sales during the year ended 2006.

The Company is considering various forms of debt financing and debt restructuring, either with its current creditors or new lenders. In addition, the company is considering various forms of capital financing either through a private placement or outright sale of the company's assets.

Seasonality

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

Inflation

The Company has generally been able to offset cost increases with increases in the prices for its services. Accordingly, the Company does not believe that inflation has had a material effect on its results of operations to date. However, there can be no assurance that the Company's business will not be adversely affected by inflation in the future.

Critical Accounting Policies

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

POLLARD - KELLEY
AUDITING SERVICES


To the Board of Directors and Stockholders:
Paradise Tan, Inc.
15851 Dallas Parkway - Suite 600
Addison TX 75001

We have audited the accompanying consolidated balance sheet of Paradise Tan, Inc. (a Texas corporation) and it's wholly owned subsidiary as of December 31, 2007 and the related consolidated statements of operations, stockholders' deficit, and cash flows For the Years Ended December 31, 2007, 2006, and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Paradise Tan, Inc. and it's wholly owned subsidiary as of December 31, 2007, and the consolidated results of its operations and its cash flows For the Years
Ended December 31, 2007, 2006, and 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, has negative working capital, has a stockholders' deficit, has material restrictions on its cash, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Pollard-Kelley Auditing Services, Inc.
Pollard-Kelley Auditing Services, Inc.

August 18, 2008
Independence, OH 44131

                         GENERAL RED INTERNATIONAL, INC.
                          Formerly "PARADISE TAN, INC."
                           Consolidated Balance Sheet
                                 At December 31,

                                                 2007          2006            2005
                                             -----------    -----------    -----------
                              ASSETS
                              ------
CURRENT ASSETS
--------------

Cash (unrestricted)                                             (16,691)        27,447

Cash (restricted)                                475,717        475,717        475,717

Current portion of notes receivable                                --             --

Inventory                                                          --           10,052
                                             -----------    -----------    -----------
TOTAL CURRENT ASSETS                             475,717        459,026        513,216

FIXED ASSETS
------------

Office equipment                                    --             --             --

Furniture and fixtures                              --             --             --

Tanning equipment                                   --          142,913        142,913

Transportation equipment                            --           23,369         23,369

Leasehold improvements                              --             --             --

Accumulated depreciation                            --         (107,690)       (76,962)
                                             -----------    -----------    -----------
NET FIXED ASSETS                                    --           58,592         89,320


OTHER ASSETS
------------

Deposits                                            --           37,439         40,803
                                             -----------    -----------    -----------

TOTAL OTHER ASSETS                                  --           37,439         40,803
                                             -----------    -----------    -----------

TOTAL ASSETS                                 $   475,717    $   555,057    $   643,339
                                             ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable and accrued expenses            100,000        191,641        175,767

Accounts payable - related parties                  --             --              630

Current portion of notes payable                    --        1,092,075      1,098,025
                                             -----------    -----------    -----------

TOTAL CURRENT LIABILITIES                           --        1,283,716      1,274,422
                                             -----------    -----------    -----------


Accrued interest on preferred stock                 --          543,991        435,193

TOTAL LONG-TERM LIABILITIES                         --          543,991        435,193
                                             -----------    -----------    -----------
TOTAL LIABILITIES                                100,000      1,827,707      1,709,615



STOCKHOLDERS' EQUITY
--------------------
Common stock (100,000,000 shares
authorized, 23,384,114                           233,841        233,841        233,841
shares issued and outstanding,
par value $.01)                                                    --             --

Common stock subscription receivable                                              --
Preferred  stock 8% cumulative (1,000,000
shares authorized,
135,998 shares issued and outstanding,
par value $10)                                 1,359,980      1,359,980      1,359,980
Additional paid-in capital                     3,350,493      3,350,493      3,350,493
Retained deficit                              (4,568,597)    (6,216,964)    (6,010,590)
                                             -----------    -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                       375,717     (1,272,650)    (1,066,276)
                                             -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   475,717    $   555,057    $   643,339
                                             ===========    ===========    ===========


See notes to audited financial  statements and auditors' report



                         GENERAL RED INTERNATIONAL, INC.
                          Formerly "PARADISE TAN, INC."
                                Income Statement
                        For the Years Ended December 31,


                                             2007            2006             2005
                                         ------------    ------------    ------------
REVENUES AND RELATED COSTS

   Tanning  services from company
operated salons                          $    407,524         357,775    $ 792,631.72
   Product  sales  from  company
operated salons                                  --           159,843         156,317
                                         ------------    ------------    ------------
   NET REVENUES                               407,524         517,618         948,949

EXPENSES:
---------

   Advertising                           $     11,359    $     10,467    $     58,800

   Auto and truck                              10,173          11,034          12,059

   Bank and credit card charges                12,324          11,643          58,936

   Commissions                                   --             3,229           2,794

   Consulting fees                               --              --            10,000

   Contract labor                                  76             288             806

   Depreciation                                23,735          25,893         204,602

   Directors fees                                --               135            --

   Dues and subscriptions                         135           1,190            --

   Employee benefits                              145           1,171             512

   Equipment rental                            12,582            --             8,487

   Fees and permits                               908             454              76

   Insurance                                   16,115          17,023          27,411

   Licenses and taxes                            --             5,012           9,254

   Management fees                               --             3,200            --

   Meals and entertainment                      9,736            --             5,695

   Miscellaneous                               23,398          27,462          30,535

   Office expense                               1,210           5,339           3,086

   Operational expense                         46,417          33,806          39,146

   Outside services                             6,466           1,812           8,552

   Printing                                     1,049             770             588

   Postage and freight                            326             237             849

   Professional fees                            7,682           5,105          62,555

   Rent                                       139,387         134,463         228,319

   Repairs and maintenance                      1,184           5,400           4,008

   Salaries and related taxes                 188,994         177,580         366,442

   Telephone                                   10,042          12,299          20,254

   Utilities                                   30,452          39,234          56,242
                                         ------------    ------------    ------------
     TOTAL EXPENSES                      $    553,897    $    534,245    $  1,220,007



     OPERATING (LOSS)                        (146,373)        (16,627)       (271,058)


OTHER INCOME (EXPENSE):
-----------------------

   Gain/(Loss) on sale of fixed assets
                                                 --              --          (200,502)

   Gain on Disposition of Debt              1,968,676            --              --

   Interest expense                          (173,935)       (189,747)       (194,393)
                                         ------------    ------------    ------------

     NET INCOME/(LOSS)                   $  1,648,368    $   (206,374)   $   (665,953)
                                         ============    ============    ============

Basic Loss per Share


Fully Diluted Loss per Share


Weighted Average Shares Outstanding




See notes to audited financial statements and auditors' report





                         GENERAL RED INTERNATIONAL, INC.
                          Formerly "PARADISE TAN, INC."
                 Consolidated Statement of Stockholders' Deficit
               For the Years Ended December 31, 2005, 2006, &2007

                                                                                                       Additional
                                     Common          Common          Preferred         Preferred        Paid in         Retained
                                     Stock           Shares            Stock             Shares         Capital         Deficit
                                     -----           ------            -----             ------         -------         -------

Balances, January 1, 2005        $   233,841        23,384,114      $ 1,359,980          135,998      $ 3,350,474      $(5,344,637)

Net Income/(Loss) for year                                                                                                (665,953)
                                                                                                                       -----------

Balances, January 1, 2006        $   233,841        23,384,114      $ 1,359,980          135,998      $ 3,350,493      $(6,010,590)
                                                                                                                       ===========


Net loss for year                                                                                                         (206,374)

Balances, December 31, 2006                                                                                            $(6,216,964)
                                                                                                                       ===========


Balances, January 1, 2007        $   233,841        23,384,114      $ 1,359,980          135,998      $ 3,350,493      $(6,216,964)


Net (loss)/Income for year                                                                                               1,648,368
                                                                                                                       -----------


Balances, December 31, 2007                                                                                            $(4,568,597)
                                                                                                                       ===========


See notes to audited financial statements and auditors' report






                         GENERAL RED INTERNATIONAL, INC.
                          Formerly "PARADISE TAN, INC."
                       Consolidated Statement of Cash Flow
                        For the Years Ended December 31,
                                                                 2007           2006           2005
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                             1,648,368       (206,374)      (665,953)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                                     23,735         25,893        204,602

Bad debts
                                                                                  --
Common stock issued for services received
Services received for common stock to be distributed
Warrants issued to officers for services received
Common stock issued for repricing on 504 offering
Gain/Loss on sale of fixed assets                                  --                         200,502

Gain on extingusihment of debt                               (1,968,676)
Accrued interest on preferred stock                              99,732        108,798        108,798

(Increase) decrease in operating assets:
Accounts receivable                                                               --             --

Inventory                                                          --          (10,052)          --

Increase (decrease) in operating liabilities:
Reserve Provision for Restricted Cash                                                          94,780

Accounts payable and accrued expenses                           196,841         91,679         49,108

Accounts payable - related parties                                 --             (630)      (107,665)
                                                            -----------    -----------    -----------
NET CASH PROVIDED (USED IN)/BY OPERATING ACTIVITIES                  (0)         9,314       (115,828)
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase)/decrease in deposits                                    --           (3,364)       (26,829)

(Purchases)/Disposition of fixed assets                            --             --            5,871
                                                            -----------    -----------    -----------
NET CASH PROVIDED/(USED)BY INVESTING ACTIVITIES                    --           (3,364)       (20,958)
                                                            -----------    -----------    -----------



CASH FLOWS FROM FINANCING ACTIVITIES:
Cash collected/(issued) from payments on notes receivable                         --           26,996

Borrowings of notes payable                                                       --          (34,651)

Repayments of notes payable                                        --           (5,950)          --

Principal repayments on capitalized lease obligation               --             --          (45,705)


Change in excess of outstanding checks over bank balance           --             --             --

Cash proceeds from issuance of common shares                       --             --             --
                                                            -----------    -----------    -----------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                   --           (5,950)       (53,360)
                                                            -----------    -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            (0)            (0)      (190,146)
                                                            -----------    -----------    -----------

CASH AND CASH EQUIVALENTS:

Beginning of year                                           $   475,717    $   475,717    $   665,863
                                                            $   475,717    $   475,717    $   475,717
End of year

See notes to audited financial statements and auditors' report

       GENERAL RED INTERNATIONAL, INC. (FORMERLY "PARADISE TAN, INC.") AND
                            WHOLLY OWNED SUBSIDIARY
                   Notes To Consolidated Financial Statements
              For the Years Ended December 31, 2007, 2006, and 2005


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Background - General Red International, Inc. (formerly "Paradise Tan, Inc.") (the Company) was organized under the laws of the State of Texas on February 14, 1994 as a corporation. On August 10, 1999, the Company legally entered into an Agreement and Plan of Merger with S. Joseph & Associates, Inc. and QT Products, Inc. (Texas corporations), companies related through common ownership and maintained the name of Paradise Tan, Inc. as of that date simultaneously with the merger. It was the surviving corporation. The terminating corporations exchanged their issued common shares with the Company whereby each said common share which was issued and outstanding immediately prior to the effective time of the merger were converted in to the common shares of the Company afterwards. The transaction was accounted for as a merger of entities under common control in accordance with Appendix D of Statement of Financial Accountings Standards Statement No. 141 wherein the stockholders of the Company retained the outstanding common stock of the terminating corporations after the merger. Accordingly, the transaction was accounted for as a reverse merger under SEC guidelines. The primary reason for the acquisition was to achieve the Company's objective of capitalizing on acquisitions in this industry. On November 14, 2007, the company sold its remaining tanning salon operations to a former Director of the company. The details of the transaction included the assumption of the book value of assets and all liabilities. The acquiring private corporation also signed an indemnification agreement, for the benefit of the company. The company recognized a gain on the transaction as a result of the extinguishment of debt. During 2007, The Company recognized a contingent liability of $100,000 for any potential future liabilities that may arise as a result of the transaction.

The Company operated tanning salons in and around the Dallas/Fort Worth, Texas metropolitan area and in Arizona until November of 2007. All salons are operated by the Company, or under the terms of franchise and license agreements, by franchisees who are independent entrepreneurs or by licensees operating under license agreements between the Company and local business people. Since November of 2007, the Company has been operating as a shell.

Basis of Presentation - The consolidated financial statements included herein include the accounts of Paradise Tan, Inc. and its wholly owned subsidiary prepared under the accrual basis of accounting. All significant inter-company accounts have been eliminated in consolidation.

Management's Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Earnings (Loss) Per Share - The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. There were 5,739,995 common stock equivalents (CSE) excluded from the computation of diluted loss per share. (Please provide me supporting documentation for these items).

Notes Receivable - Notes receivable are charged to bad debt expense as they are deemed uncollectible based upon a periodic review of the accounts. At December 31, 2005, no allowance for doubtful accounts was deemed necessary.

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

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled approximately $11,000, $10,000 and $58,000 For the Years Ended December 31, 2007, 2006, and 2005, respectively.

Revenue Recognition - Revenue is recognized when products at point-of-sale are sold and earned and when tanning services are performed. Revenues from franchised and licensed salons include initial fees received. Initial fees are recognized upon opening of a salon, which is when the Company has performed substantially all initial services required by the franchise or license arrangements.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" , which establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. There were no items of comprehensive income (loss) applicable to the Company during the years covered in the consolidated financial statements.

Long-Lived Assets - In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" , the carrying value of long-lived assets is reviewed by management on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be impairment in the future; the Company will recognize the amount of the impairment based on discounted expected consolidated future cash flows from the impaired assets.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005.

In December 2003, the issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue
Recognition," rescinded the accounting guidance contained in SAB No. 101, "Revenue Recognition in Financial Statements," and incorporated the body of previously issued guidance related to multiple-element revenue arrangements. The
Company's adoption of SAB No. 104 did not have any impact on its consolidated financial statements.

Recent  Accounting  Pronouncements - In March 2004, the FASB ratified EITF Issue
No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to
Certain  Investments" ("EITF 03-1"), but delayed the recognition and measurement provisions of EITF 03-1 in September 2004. For reporting periods beginning after
June  14,  2004,  only  the  disclosure   requirements  for   available-for-sale
securities and cost method  investments are required.  The Company's adoption of the requirements did not have a significant impact on the Company's consolidated disclosures.

In July 2004, the FASB issued EITF Issue No. 02-14,  "Whether an Investor Should
Apply the Equity Method of Accounting  to  Investments  Other than Common Stock"
("EITF 02-14"). EITF 02-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 will not have a significant impact on the Company's consolidated financial statements.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Supplemental  disclosures of cash flow  information For the Years Ended December
31, 2007, 2006, and 2005 is summarized as follows:

Cash paid during the period for interest and income taxes:

                      2007                  2006                  2005
              --------------------- --------------------- ---------------------
Income Taxes           0                     0                     0
------------- --------------------- --------------------- ---------------------
Interest             74,203                80,949                85,595
------------- --------------------- --------------------- ---------------------

NOTE C - INCOME TAXES
---------------------

The Company has approximately $1,200,000 of federal net operating losses available that expire in various years through the year 2027. Due to federal tax net operating losses, the lack of Texas state income taxes and the inability to recognize an income tax benefit there from; there is no provision for current federal or state income taxes For the Years Ended December 31, 2007, 2006, and 2005.

The Company's net deferred tax asset at December 31, 2007 consisting of net operating loss carry forwards is $408,000 less a valuation allowance in the amount of approximately $408,000 respectively. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

The Company's total deferred tax asset as of December 31, 2005 is as follows:

-----------------------------------------------------    ----------
Net operating loss carry forwards less depreciation      $ 408,000
-----------------------------------------------------    ----------
Valuation allowance                                      $(408,000)
-----------------------------------------------------    ----------
Net deferred tax asset                                   $--
-----------------------------------------------------    ----------

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2005 is as follows:


                                                              2007              2006            2005
------------------------------------------------------- ----------------- ----------------- --------------
Income tax computed at the federal statutory rate             34%               34%              34%
------------------------------------------------------- ----------------- ----------------- --------------
State income taxes, net of federal tax benefit                 0%                0%              0%
------------------------------------------------------- ----------------- ----------------- --------------
Valuation allowance                                          (34%)             (34%)            (34%)
------------------------------------------------------- ----------------- ----------------- --------------
Net deferred tax asset                                        -0-%              -0-%            -0-%
------------------------------------------------------- ----------------- ----------------- --------------

NOTE D - SEGMENT REPORTING
--------------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of December 31, 2007, 2006 and 2005.

NOTE E - STOCKHOLDERS' DEFICIT
------------------------------

The Company has the authority to divide its preferred shares into classes, determine rights, limitations, and preferences of such class of stock and its preferred stock carries 8% cumulative annualized interest. The preferred shares may be turned into the Company's treasury for cash at $10 par value per share plus cumulative interest. During the fiscal year 2006, the shareholders authorized deferral of interest payments of approximately $600,000 indefinitely.

On June 18, 2004, the Company legally amended its Articles of Incorporation to increase its authorized common shares to 100,000,000 shares with a par value of $.01 per share.

NOTE F - STOCK WARRANTS
-----------------------

In prior years, the Company issued 100,000 stock warrants to a party related through directorship. The stock warrants allow the related party to purchase shares of the Company's stock at $2.50 per share per the individual warrant agreement. During the year ended December 31, 2003, the Company reduced the price from $2.50 per share to $2.00 per share. The warrants allow the party to purchase one common share of the Company's common stock for each warrant. The warrants expire in September 2006 per the individual warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants.

During the year ended December 31, 2003, the Company issued 100,000 stock warrants to a corporate entity owned by the Company's director. The stock warrants allow the related party to purchase shares of the Company's stock at $2.00 per share per the individual warrant agreement. The warrants allow the related party to purchase one common share of the Company's common stock for each warrant. The warrants expire in January 2008 per the individual warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The Company recorded an expense of $111,509 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 60% volatility, $2.00 per share strike price, and a life of five years.

Also during the year ended December 31, 2003, the Company issued an additional 239,995 stock warrants collectively to four related party entities or individuals and one unrelated individual. The stock warrants allow the related parties and other individual to purchase shares of the Company's stock at $2.00 per share per the individual warrant agreements. The warrants allow the related parties and other unrelated individual to each purchase one common share of the Company's common stock for each warrant. The warrants expire in April 2006 per the individual warrant agreements. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The Company recorded an expense for these warrants equal to the estimated fair value of the options at the date of grants, or $2,906. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5.15% risk-free interest, 0% dividend yield, 60% volatility, $2.00 per share strike price, and a life of three years.

Also during the year ended December 31, 2003, the Company issued 300,000 stock warrants to an unrelated entity. The stock warrants allow the entity to purchase shares of the Company's stock at $2.00 per share per the warrant agreement. The warrants allow the entity to purchase one common share of the Company's common stock for each warrant. The warrants expire in August 2006 per the warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The Company recorded an expense of $7,625 equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5% risk-free interest, 0% dividend yield, 60% volatility, $2.00 per share strike price, and a life of three years.

Also during the year ended December 31, 2003, the Company issued an additional 20,000,000 stock warrants, collectively, to four related parties, at 5,000,000 warrants for each party. The stock warrants allow the related parties to purchase shares of the Company's stock at $.10 per share per the individual warrant agreements. The warrants allow the related parties to each purchase one common share of the Company's common stock for each warrant. The warrants expire in September 2013 per the individual warrant agreements. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The Company recorded an expense for these warrants equal to the estimated fair value of the options at the date of grants, or $1,660,490. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5% risk-free interest, 0% dividend yield, 60% volatility, $2.00 per share strike price, and a life of ten years.

Stock warrants outstanding and exercisable on December 31, 2007 are as follows:

               Exercise
               Price per Share      Shares Under          Remaining Life
               Outstanding:         Option                In Years
               ------------         ------                --------
               $0.10                20,000,000            5.75

               Exercisable:

               $0.10                20,000,000            5.75

NOTE G - GOING CONCERN
----------------------

The Company has suffered recurring losses from operations, has negative working capital, has a stockholders' deficit, and has material restrictions on its cash as of December 31, 2007. In addition, the Company has yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters encompass the following actions:
1) obtain funding from new investors to alleviate the Company's working deficiency, and 2) implement a plan to increase cash flows. The Company's continued existence is dependent upon its ability to resolve it liquidity problems and increase profitability in its current business operations. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

NOTE H - RELATED PARTY TRANSACTIONS
-----------------------------------

In prior years, the Company issued 135,998 shares of its $10 par value preferred stock to four shareholders of the Company in lieu of debt. These shareholders are related to the Company through affiliation as officers and directors. The shareholders each previously contributed tanning salons to the Company in prior years and this resulted in the issuances thereof. Pursuant to a Board of Directors' approval, the preferred stock carries with it an annual cumulative interest rate of 8% per annum. As of December 31, 2004, this amount for the past three full years is unpaid and has a scheduled payment date of January 15, 2006. An amount of $435,193 is included in the accompanying balance sheet at December 31, 2005 as a long-term liability.

NOTE I - COMMITMENTS
--------------------

The Company leases its executive offices in Texas and tanning salons throughout the South West under non-cancelable operating leases that expire from varying dates through September 2009. Future minimum rental payments as of December 31, 2005 in the aggregate and for each of the five succeeding years are as follows:

Year                         Amount
----                         ------
 2006                        91,342

 2007                        78,199

 2008                        25,301

 2009                        17,363
-----------------------------------
                          $ 212,205

As of November, 2007, as a result of the asset sale and assumption of liabilities transaction, the office lease commitments were assumed by the acquiring entity in the transaction.

Pursuant to one of the other agreements, the Company's President shall receive an annual base salary of $75,000 for a three year term through August 5, 2006.
Upon the  successful  completion of a certain  financing  package with Chuckanut
Capital Group, Ltd., this executive's base salary will be increased to $120,000 within three months following the successful completion date. The base salary will be increased by a minimum of 5% on each anniversary of the commencement date.

NOTE J - LONG-TERM DEBT

Notes payable at December 31, consist of the following:     2007         2006           2005
                                                            ----         ----           ----

Term note payable to an unrelated bank bearing 5.00%        0           41,480         41,480
interest, unsecured. Payments over twelve month
term with balloon principal maturity due August 2005.

Term note payable to an unrelated bank bearing 5.00%        0           24,996         24,996
interest, unsecured. Payments over twelve month
term with principal maturity due February 2005.

Unsecured loan payable to an unrelated investor             0           10,000         10,000
bearing 10% interest. Entire balance of principal
and unpaid interest due on demand.

Unsecured loan payable to an unrelated investor             0           12,000         12,000
bearing 10% interest. Entire balance of principal
and unpaid interest due on demand.

Unsecured loan payable to an unrelated investor             0           25,000         25,000
bearing 10% interest. Entire balance of principal
and unpaid interest due on demand.

NOTE J - LONG-TERM DEBT
-----------------------

Notes payable at December 31, consist of the following:     2007         2006           2005
                                                            ----         ----           ----

Term note payable to an unrelated bank bearing 5.00%        0           41,480         41,480
interest, unsecured. Payments over twelve month
term with balloon principal maturity due August 2005.

Term note payable to an unrelated bank bearing 5.00%        0           24,996         24,996
interest, unsecured. Payments over twelve month
term with principal maturity due February 2005.

Unsecured loan payable to an unrelated investor             0           10,000         10,000
bearing 10% interest. Entire balance of principal
and unpaid interest due on demand.

Unsecured loan payable to an unrelated investor             0           12,000         12,000

bearing 10% interest. Entire balance of principal and unpaid interest due on demand.

Unsecured loan payable to an unrelated investor             0           25,000         25,000
bearing 10% interest. Entire balance of principal
and unpaid interest due on demand.

Unsecured loan payable to an unrelated investor             0            9,500          9,500

bearing 10% interest. Entire balance of principal and interest due upon demand.

Unsecured loan payable to a related party investor          0          100,000        100,000
bearing 10% interest. Entire balance of principal
and unpaid interest due on demand. Party related
through brother of director.

Unsecured loan payable to an unrelated investor             0            4,250          4,250
bearing 10% interest. Entire balance of principal and
interest due on demand.

Note payable to an unrelated bank bearing interest          0           46,349         46,349
of prime plus 1.25%. Monthly payments of principal and
interest of approximately $1,160 depending on the prime
rate, maturing September 5, 2008.

Term note payable to an unrelated bank bearing interest     0                0          3,308
of 5.50%, unsecured. Payments of principal and interest
of $208 with principal maturity July, 2006.

NOTE K - FRANCHISE ARRANGEMENTS
-------------------------------

Individual franchise arrangements generally include a lease and a license and provide for payment of initial fees. The Company's franchisees are granted the right to operate a salon using its' name and system for a period of 20 years. Franchisees pay their own related occupancy costs including property taxes, insurance and maintenance.

The results of operations of salon businesses purchased and sold in transactions with franchisees and others were not material to the consolidated financial statements for periods prior to purchase and sale.

NOTE L - LITIGATION
-------------------

In prior years, the Company received a notice from the National Association of Securities Dealers requesting certain information about the Company. In the opinion of the Company's management, the effects of any negative ramifications to the Company are remote and immaterial.


NOTE M - SALE OF SALONS
-----------------------

During the year ended December 31, 2005, the Company sold one of its company-owned salons to an unrelated third party individual. The Company sold all equipment and inventory in the particular location along with the limited right to its name and phone number, existing Yellow Pages advertisement, and all tanning related contracts. Pursuant to the agreement, $383,571 in cash was collected, resulting in a loss on the sale of assets.

On November 14, 2007, the company sold its remaining tanning salon operations to a former Director of the company. The details of the transaction included the assumption of the book value of assets and all liabilities. The acquiring private corporation also signed an indemnification agreement, for the benefit of the company. The company recognized a gain on the transaction as a result of the extinguishment of debt. During 2007, The Company recognized a contingent liability of $100,000 for any potential future liabilities that may arise as a result of the transaction.

NOTE N - CONTENGENCIES
----------------------

On November 14, 2007, the company sold its remaining tanning salon operations to a former Director of the company. The details of the transaction included the assumption of the book value of assets and all liabilities. The acquiring private corporation also signed an indemnification agreement, for the benefit of the company. Included in the indemnification agreement was the assumption of approximately $1.1 million in debt by the acquiring corporation. The company believes at this time, that any future material claims against the company are remote. Therefore, the company recognized a contingent liability of only $100,000, at year end 2007, for any potential future liabilities that may arise as a result of the transaction. The Company remains primarily liable on approximately $1.8 million in liabilities assumed in that transaction.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Pollard & Kelley Auditing Services, Inc conducted audits on our financial statements for the fiscal year ended December 31, 2007, 2006 and 2005. There have been no disagreements on accounting and financial disclosures as to the audited financial statements for year ended December 31, 2007, 2006 and 2005 reported on this Form 10K

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and President, of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our President and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

President and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the President and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company"s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B.     OTHER INFORMATION

     None.
                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For the fiscal years ended December 31, 2007 (till November 14, 2007), 2006 and 2005, Ronald Schaefer was the Company's President. Mr. Dan Sturdivant was the Company's Vice President. Dan Broder, Ronald Schaefer, and Daniel Sturdivant were members of Board of Directors.

On November 14, 2007, Dan Broder, Ronald Schaefer, and Daniel Sturdivant resigned from all their positions on the Board of Directors of Company, as well as the executive offices of the Company. Xingping Hou, Jiefeng Ren and Yuming Ma became the new directors of the Board of Directors of the Company. Xingping Hou became the President and Chairman of the Board. Jiefeng Ren became Secretary of the Board and the Chief Executive Officer. Yuming Ma became the Treasurer of the Board and Chief Financial Officer.

None of our management members has been involved in any of the following proceeding during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.   any  conviction  in a  criminal  proceeding  or being  subject to a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Charter

We have not established an Audit Committee.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

Executive Compensation.

For years ended December 31, 2007, 2006 and 2005, Ron Schaefer was being paid a salary of $ 75,000 as the Company's President, Treasurer, Secretary and Chief Executive Officer.

On November 14, 2007, Dan Broder, Ronald Schaefer, and Daniel Sturdivant resigned from all their positions on the Board of Directors of Company, as well as the executive offices of the Company. Xingping Hou, Jiefeng Ren and Yuming Ma became the new directors of the Board of Directors of the Company. Xingping Hou became the President and Chairman of the Board. Jiefeng Ren became Secretary of the Board and the Chief Executive Officer. Yuming Ma became the Treasurer of the Board and Chief Financial Officer.

The directors of the Company have not received compensation for their services as directors nor have they been reimbursed for expenses incurred in attending board meetings.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the office or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Ownership Structure and Principal Shareholders

The following table sets forth certain information as of December 31 2007, with respect to the beneficial ownership of our Common Stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled "Executive Compensation" below and (iv) all executive officers and directors as a group.

As of December 31, 2007, upon the consummation of the Transactions described under Item 1.01, an aggregate of 23,384,114 shares of our Common Stock are issued and outstanding.

In determining the percent of Common Stock owned by a person on December 31, 2007, we divided (a) the number of shares of Common Stock beneficially owned by such person, by (b) the sum of the total shares of Common Stock outstanding on December 31, 2007.

Name and Address of Beneficial       Amount and Nature of       Percent of
       Owners (1)(2)                 Beneficial Ownership         Class

Directors and Executive Officers
Xingping Hou                             2,782,963                11.90%
Jiefeng Ren                              1,590,266                 6.80%
Yuming Ma                                1,192,700                  5.1%

Greater than 5% Shareholders
Yongjun Zeng                             1,192,700                 5.10%
Zikun Wang                               1,192,700                 5.10%
Elco Bank Trust and Holding Company      3,750,000                16.04%

All officers and directors as a group    5,565,929                23.80%
(3 persons)

(1) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2) Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Related Person Transactions.

There is none for year ended December 31, 2007, 2006 and 2005.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

     The aggregate fees billed for each of years ended December 31, 2007, 2006 and 2005 for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005                $  10,000       Pollard & Kelley Auditing Services, Inc.
2006                $  13,000       Pollard & Kelley Auditing Services, Inc.
2007                $  13,000       Pollard & Kelley Auditing Services, Inc.

(2) Audit-Related Fees

None.

(3) Tax Fees

None.

(4) All Other Fees

None.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

                                          Incorporated by reference
                                                                          Filed
Exhibit  Document Description             Form        Date      Number  herewith
3.1      Articles of Incorporation.    10SB-12G/A  11/13/2003    3.1

3.2      Bylaws.                       10SB-12G/A  11/13/2003    3.2

31.1     Certification of Principal Executive
         Officer pursuant to 15d-15(e), promulgated
         under the Securities and Exchange Act
         of 1934, as amended.                                                  X

31.2     Certification of Principal Financial
         Officer pursuant to 15d-15(e), promulgated
         under the Securities and Exchange Act
         of 1934, as amended.                                                  X

32.1     Certification pursuant to 18 U.S.C.
         Section 1350, asadopted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002 (President).                    X

32.2     Certification pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Office).       X




                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 27, 2009.



                           General Red International, Inc.

                           By:   /s/  Xingping Hou
                                 ---------------------------------------------
                                 Xingping Hou
                                 President, Chairman of the Board