Form 10-Q
period 2006-03-31
GENERAL RED INTERNATIONAL, INC.
filed 2009-03-25
CIK 1185218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-50471

                         General Red International, Inc.
                    (formerly known as "Paradise Tan, Inc.")
             (Exact name of registrant as specified in its charter)

                                      Texas
         (State or other jurisdiction of incorporation or organization)

                        Suite 1501, Plaza B, Jianwai SOHU
                     No. 39, Eastern Three Ring Middle Road
                        Chaoyang District, Beijing, China
                           Postal Code: 100020
         (Address of principal executive offices, including zip code.)

                                 86-10-58699681
                     (telephone number, including area code)

                            Copy of Communication to:
                               Bernard & Yam, LLP
                            Attention: Man Yam, Esq.
                             401 Broadway Suite 1708
                               New York, NY 10013
                               Phone: 212-219-7783
                                Fax: 212-219-3604

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [X]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]  Accelerated filer              [ ]
Non-accelerated filer     [ ]  Smaller reporting company      [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of March 31, 2006: 23,384,114

Number of shares of preferred stock outstanding as of March 31, 2006: 135,998

On this Form 10Q quarterly report, the registrant, General Red International, Inc (formerly "Paradise Tan, Inc."), is hereinafter referred as "we", or "Company", or "Paradise Tan".

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                         GENERAL RED INTERNATIONAL, INC.
                     FORMERLY KNOWN AS "PARADISE TAN, INC."
                           Consolidated Balance Sheet
                                At March 31, 2006
                                   (unaudited)
================================================================================

                                 ASSETS
                                 ------


CURRENT ASSETS
--------------
   Cash (unrestricted)                                           $   (23,702)
   Cash (restricted)                                                 475,717
   Accounts receivable                                                  --
   Inventory                                                          10,052
                                                                 -----------
     TOTAL CURRENT ASSETS                                            462,067

FIXED ASSETS
------------
   Tanning equipment                                                 142,913
   Transportation equipment                                           23,369
   Accumulated depreciation                                          (83,435)
                                                                 -----------
     NET FIXED ASSETS                                                 82,847

OTHER ASSETS
------------
   Deposits                                                           40,803
                                                                 -----------
     TOTAL OTHER ASSETS                                               40,803

                                                                 -----------
     TOTAL ASSETS                                                $   585,717
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                         $   145,277
   Current portion of notes payable                                1,098,025
                                                                 -----------
     TOTAL CURRENT LIABILITIES                                     1,243,302
                                                                 ===========

LONG-TERM LIABILITIES
---------------------
   Accrued interest on preferred stock                               462,393
                                                                 -----------
     TOTAL LONG-TERM LIABILITIES                                     462,393
                                                                 -----------

STOCKHOLDERS' DEFICIT
---------------------
   Common stock (100,000,000 shares authorized, 23,384,114
   shares issued and outstanding, par value $.01)                    233,841
   Preferred stock 8% cumulative (1,000,000 shares authorized,
   135,998 shares issued and outstanding, par value $10)           1,359,980
   Additional paid-in capital                                      3,350,493
   Retained deficit                                               (6,064,292)
                                                                 -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   585,717
                                                                 ===========
                       See notes to financial statements.



                         GENERAL RED INTERNATIONAL, INC.
                     FORMERLY KNOWN AS "PARADISE TAN, INC."
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2006 and 2005
                                   (unaudited)
================================================================================


                                                            2006            2005
                                                        ------------    ------------
REVENUES AND RELATED COSTS
--------------------------
   Tanning services from company operated salons        $     88,054    $    234,378
   Product sales from company operated salons                 35,421         (20,878
                                                        ------------    ------------
   NET REVENUES                                              123,475         213,500
                                                        ------------    ------------
   Cost of product sales from company operated salons           --              --
                                                        ------------    ------------
   GROSS PROFIT                                              123,475         213,500
                                                        ------------    ------------
EXPENSES:
---------
   Advertising                                          $      2,432    $     44,264
   Auto and truck                                              2,254           2,875
   Bank and credit card charges                                2,345            --
   Commissions                                                   567           2,898
   Consulting fees                                              --             8,000
   Contract labor                                                 21             182
   Depreciation                                                6,473          66,500
   Dues and subscriptions                                        227              23
   Employee benefits                                             207             328
   Equipment rental                                              101             404
   Insurance                                                   4,101           6,351
   Licenses and taxes                                          1,245            --
   Miscellaneous                                               7,538           5,069
   Office expense                                              1,222           2,073
   Operational expense                                         8,321          12,029
   Outside services                                              441           3,161
   Printing                                                      188            --
   Postage and freight                                            57             495
   Professional fees                                           1,199          26,704
   Rent                                                       33,616          58,601
   Repairs and maintenance                                     1,232             922
   Salaries and related taxes                                 43,211          91,297
   Telephone                                                   2,987           5,333
   Utilities                                                   9,755           1,439
                                                        ------------    ------------
     TOTAL EXPENSES                                          129,740         338,948
                                                        ------------    ------------

     OPERATING (LOSS)                                         (6,265)       (125,448)
                                                        ------------    ------------

OTHER INCOME (EXPENSE):
---------------------
   Gain on sale of equipment                                    --              --
   Other income (expense)                                       --            27,179
   Interest expense                                          (47,437)        (41,914)
                                                        ------------    ------------
                                                                --           (14,735)
                                                        ------------    ------------

     NET INCOME/( LOSS)                                 $    (53,702)   $   (140,183)
                                                        ============    ============

Basic Loss per Share                                    $     (0.003)   $     (0.006)
                                                        ============    ============

Fully Diluted Loss per Share                            $     (0.003)   $     (0.006)
                                                        ============    ============

Weighted Average Shares Outstanding                       23,384,114      23,384,114
                                                        ============    ============


                       See notes to financial statements.





                         GENERAL RED INTERNATIONAL, INC.
                     FORMERLY KNOWN AS "PARADISE TAN, INC."
                 Consolidated Statement of Stockholders' Deficit
                    For the Three Months Ended March 31, 2006
                                   (unaudited)
================================================================================



                                                                                  Additional
                                 Common       Common     Preferred    Preferred     Paid in    Retained
                                 Stock        Shares       Stock       Shares       Capital     Deficit
                              -----------  -----------  -----------  -----------  ----------- ------------

Balances, January 1, 2006     $   233,841   23,384,114  $ 1,359,980      135,998  $ 3,350,493  $(6,010,590)

Net loss for quarter                    -            -            -            -            -      (53,702)
                              -----------  -----------  -----------  -----------  -----------  -----------

Balances, March 31, 2006      $         -            -  $         -            -  $         -  $(6,064,292)
                              ===========  ===========  ===========  ===========  ===========  ===========


                       See notes to financial statements.







                                         GENERAL RED INTERNATIONAL, INC.
                                     FORMERLY KNOWN AS "PARADISE TAN, INC."
                                      Consolidated Statements of Cash Flows
                               For the Three Months Ended March 31, 2006 and 2005
                                                   (unaudited)
====================================================================================================================

                                                                                       2006            2005

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                               $ (53,702)   $(140,183)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                             6,473       66,500
     Gain on sale of fixed assets                              --           --
     Accrued interest on preferred stock                       --         27,200
     (Increase) decrease in operating assets:
       Accounts receivable                                     --        (25,517)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                 (3,920)      (8,051)
       Accounts payable - related parties                      --         28,806
                                                          ---------    ---------
       NET CASH (USED IN) OPERATING ACTIVITIES               51,149      (51,245)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Purchases of fixed assets                                   --        (21,081)
                                                          ---------    ---------
       NET CASH (USED IN) INVESTING ACTIVITIES                 --        (21,081)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Borrowings of notes payable                                 --        126,297
   Repayments of notes payable                                 --        (55,750)
   Collection of note receivable                               --         26,996
   Principal repayments on capitalized lease obligation        --         (7,717)
                                                          ---------    ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES               --         89,826
                                                          ---------    ---------

       NET INCREASE IN CASH AND CASH EQUIVALENTS            (51,149)     (17,500)
                                                          ---------    ---------

CASH AND CASH EQUIVALENTS:
--------------------------
       Beginning of period                                  503,164      665,953
                                                          ---------    ---------
       End of period                                      $ 452,015    $ 683,453
                                                          =========    =========

                       See notes to financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         GENERAL RED INTERNATIONAL, INC.
                   FORMERLY "PARADISE TAN, INC." & SUBSIDIARY
                           MARCH 31, 2006 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly our financial position at March 31, 2006, the results of operations for the three month periods ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The results for the period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2005 appearing in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

Long-lived assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangible assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. We review long-lived assets to determine that carrying values are not impaired.

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

NOTE 2 - SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of March 31, 2006 and 2005.

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

Pursuant to one of the agreements, our Co-Treasurer shall receive an annual base salary of $6,000 originally through September 1, 2004. The term was automatically extended for an additional two year period. Upon the successful completion of a certain financing package with Chuckanut Capital Group, Ltd., this executive's base salary will be increased to $8,000 within three months following the successful completion date.

Pursuant to one of the other agreements, our Vice President shall receive an annual base salary of $6,000 through August 5, 2004. The term was automatically extended for an additional two year period. Upon the successful completion of a certain financing package with Chuckanut Capital Group, Ltd., this executive's base salary will be increased to $8,000 within three months following the successful completion date.

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

We are committed to a consulting agreement at December 31, 2004. Pursuant to the agreement and related addendum dated September 1, 2004, we are obligated to pay a monthly payment of $10,000 to a related party corporation in exchange for financial consulting services. This corporation's officer is our former Director. The agreement expires on May 15, 2008.

Operating lease commitments

We lease office space from third parties under various operating leases which expire on varying dates through September 2009 at various monthly rental payments. As of March 31, 2005, we have outstanding commitments with respect to the above non-cancelable operating leases.

Capital lease commitments

We are leasing salon equipment under three separate noncancelable capital leases that expire on various dates through April, 2007. The obligations under these capital leases have been recorded in the accompanying consolidated balance sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 10%. The book value of the collective equipment was approximately $100,000 at March 31, 2006.

NOTE 4 - GOING CONCERN

We have suffered recurring losses from operations, has negative working capital, has a stockholders' deficit, and has material restrictions on its cash as of March 31, 2006. In addition, we have yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to our ability to continue as a going concern.

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

NOTE 5 - COMMON STOCK AND RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006, we did not issue any common or preferred shares or warrants.

NOTE 6 - LITIGATION

In prior years, we received a notice from the National Association of Securities Dealers requesting certain information about us. In our opinion, the effects of any negative ramifications to us are remote and immaterial.

We have a judgment filed against it in the amount of $63,881. This amount, along with unpaid interest, is included in accounts payable in the accompanying consolidated balance sheet at March 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements. Forward looking statements are identified by words and phrases such as "anticipate", "intend", "expect" and words and phrases of similar import. We caution investors that forward-looking statements are only predictions based on our current expectations about future events and are not guarantees of future performance. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict, including those set forth in Item 1A above. We encourage you to read those risk factors carefully along with the other information provided in this Report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

         You should read this MD&A in conjunction with the Consolidated Financial Statements and Related Notes in Item 1. Unless otherwise noted, all currency figures in this filing are in U.S. dollars.

Overview

We develop, market, franchise, license, and operate retail locations offering indoor tanning services and related products to the general public under the Paradise Tan name. "Indoor tanning" refers to the use of specially designed fluorescent lamps emitting specific wavelengths of ultraviolet light to cause a customer's skin to develop a tan in response. We are a Texas corporation formed in 1994.

We opened our first tanning center in 1994. During the first two years of operations, we opened three more tanning centers in the Dallas/Fort Worth, Texas area, bringing the total to four. In 1997, we opened its first concept indoor tanning center that would become the prototype for future locations. With the prototype center, we started its franchising program under Paradise Franchising International, Inc. (the "Franchise Company"), and our wholly owned subsidiary. Franchised locations pay us an initial franchise fee of $24,000 and monthly fees ranging from $250 to $350, based on gross revenues. Franchisees receive training, assistance in maintaining profitable operations and join in cooperative advertising programs. In 2001, we also started a licensing program. Licensees pay a flat monthly fee of $350; in return licensees are allowed to use the Paradise Tan name and logo and are part of the cooperative advertising program. Licensees do not receive training or operational assistance unless they pay additional consulting fees on a fee-for-service basis.

We currently have seven company-owned and operated indoor tanning centers and four franchised or licensed centers in the Dallas/Fort Worth and Phoenix Arizona metropolitan areas. Our current strategy is to repurchase all of the franchised or licensed locations in the Dallas/Fort Worth area and convert them to company-owned locations. The average Paradise Tan indoor tanning center consists of between 1,600 and 2,600 square feet of leased space located in retail shopping areas, with each location containing between eleven to twenty tanning beds and booths. In addition to providing tanning services, our locations sell private label lotions, shirts and other items. We are considering sales of other products we believe would be attractive to our customers, including nutritional bars and supplements. We can give no assurances that it will expand its product line or that any new products would be successful.


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

The concept store is an integrated marketing approach evident in both the exterior and interior of the stores. Each new Paradise Tan indoor tanning center has a standardized design and color scheme that combine to give each store a consistent architectural look. Each 1,600 to 2,600 square foot concept store is equipped with eleven to twenty state of the art tanning beds and booths. With average tanning sessions of ten to twenty minutes, members have continuous access and availability of equipment to fit individual tanning needs and schedules. A typical Paradise Tan indoor tanning center will operate somewhat longer hours than a typical family owned tanning center. Location hours vary by season. We believe that implementation of the concept store will force competitors within a market area to compete on a similar level, requiring them to raise significant capital within a short period of time or withdraw from the market.

Along with a standardized interior design, color scheme and upscale atmosphere, our Paradise Tan locations use a consistent set of management and financial information and control systems that we have developed. These control systems include the use of a computerized database to ensure that customers are tanning within safe limits for their age and skin type. We also require training of its employees and managers and those of its franchisees. The Company has the right to require its management, employees and those of its franchisees to attend continuing training if necessary. The use of management and financial control systems allows us to monitor the financial health of our company-owned locations and those of its franchisees; these controls include daily and weekly gross sales reports, monthly and quarterly profit and loss statements and annual financial statements for each Paradise Tan company-owned and franchised location.

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

We currently estimate that the cost to construct and equip a Paradise Tan concept store is approximately $150,000 to $175,000. Of this amount, approximately $65,000 is required for leasehold improvements and equipment meeting our specifications and $85,000 to purchase tanning beds, booths and related equipment, inventory and miscellaneous expenses. The cost of acquisition of an existing indoor tanning center from a competitor and refurbishing it as a Paradise Tan indoor tanning center will vary from location to location.

One of the latest innovations in the tanning industry is UV Free Tanning. UV Free Tanning allows a person to get a tan with the application of a mist sprayed onto the skin to produce a tan. We are in talks with a manufacturer to utilize their equipment to supply our Paradise Tanning Centers locations. We currently operate seven UV Free Tanning units with plans to expand this to all of our current and future locations.

We also plan to capitalize on growing consumer awareness of the Paradise Tan brand by offering a full line of tanning products, including lotions and accelerators. We do not currently plan to manufacture its own product lines, but intends to utilize contract manufacturers that will private label our formulations. We believe that offering its own tanning products on a national basis will promote brand recognition and benefit sales of its indoor tanning services.

Seasonality. The indoor tanning business is seasonal, with most memberships sold in the period from January through June. Paradise Tan uses an "autodraft" system, which automatically deducts monthly payments from a customer's bank account. This allows for cash flow throughout the year, but also allows the customer to cancel at any time. Customers may also put memberships "on hold," which allows the customer to remain as a member without having fees deducted for a set period of time.

Advertising and Promotion. We currently use several methods of advertising and promotion, including print and broadcast media in the two markets that it serves. Franchisees are required to participate in chain-wide advertising and local advertising. Most of our advertising dollars are spent in the local area through direct mail coupon offers. Each mailing is targeted by zones containing several postal zip codes that coincide with the market area of a particular store or group of stores. We place our direct mail advertising primarily with national direct mail advertising companies. As we expand, we can benefit from price reductions and preferential bookings offered by its advertising companies for larger mass mailings. We also uses billboards to target specific demographic market areas and as a general promotion to increase brand recognition with the general public. We have used television advertising on a seasonal basis. The main chain-wide advertising today consists of the expenses for developing and maintaining our website and related efforts to gain wider recognition of the Paradise Tan brand name in the industry and with consumers.

As the number of Paradise Tan indoor tanning centers in a market area becomes sufficient to justify an increase in the amount of the advertising budget devoted to broadcast advertising, we intend to expand its use of radio and television advertising. We also offer referral promotions to existing members, which has proven to be an effective low-cost marketing tool.

Trademarks. We have filed trademark applications with the United States Patent and Trademark Office (the "PTO") to obtain exclusive use of its trademarks Paradise Tan and Paradise Tanning Centers and associated artwork. We regard our trademarks as valuable assets and believes they have significant value in the marketing of its services and associated products. We intend to protect its intellectual property vigorously against infringement. Since, however, we have yet received approval of its applications from the PTO, there can be no assurance that we will obtain the right of exclusive use of its trademarks. If the PTO fails to grant such trademark registrations, it could have a material adverse effect on our business, financial condition and results of operations.

Competition. Competition within the tanning services industry is extremely high, with an estimated 20,000 to 25,000 tanning centers nationwide. The indoor tanning services market is highly fragmented, with no one company having a national presence. When the Company opens a Paradise Tanning Center in a new market area, it must compete against established local operators that have gained name recognition with local consumers. Because the Company competes against numerous operators, there is a substantial likelihood that competitors in some markets will have significantly greater financial, advertising and marketing resources than the Company.

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

We have designed its Paradise Tanning Center concept, including management controls and operating systems, to comply with applicable federal and state regulations and to monitor each location's compliance. Management believes that our operations meet or exceed the requirements of all applicable or proposed statutes and regulations.

RESULTS OF OPERATIONS
---------------------

Net Loss

We had a net loss of $53,702 and $140,183, or $.003 and $.006 per common share for the three months ended March 31, 2006 and 2005, respectively. The change in net loss was primarily due to increased advertising, salaries and professional fees in 2006 compared to the same period in 2005.

Sales

Revenues decreased $90,025 or 42% to $123,475 for the three months ended March 31, 2006, from $213,500 for the three months ended
March 31, 2005.

Expenses

Selling, general, and administrative expenses for the three months ended March 31, 2006 decreased $209,208 or 62% to $129,740. In comparison with the three month period ended March 31, 2005, selling, general and administrative expenses decreased due to cost cutting measures increases in advertising, salaries and professional fees in 2006 compared to the same period in 2005.

Liquidity and Capital Resources

On March 31, 2006, we had cash of $452,015 and a working capital deficit of $781,235. This compares with cash of $683,453 and a working capital deficit of $914,568 at December 31, 2005. The decrease in cash and decrease in working capital deficit was due to an decrease in net loss and payment of outstanding liabilities for the three months ended March 31, 2006 less the effects of depreciation. Operating activities had a net usage of cash in the amount of $51,149 during the three months ended March 31, 2006 reflecting an excess of expenditures over revenues.

Net cash used in investing activities for the three months ended March 31, 2006 was $0, as compared with net cash used in investing activities of $21,081 for the three months ended March 31, 2005. This change in net cash used in investing activities is attributable to no purchases of property and equipment during the three months ended March 31, 2006 compared to the comparable period in 2005.

Net cash used by financing activities for the three months ended March 31, 2006 was $0 as compared with net cash provided by financing activities of $89,826 for the three months ended March 31, 2005. The change in net cash used by financing activities is attributable to no borrowings or payments of notes payable in 2006 compared to 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

      We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         For the period reported on this Form 10Q quarterly report, we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

         We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:


                                         Incorporated by reference
                                                                         Filed
Exhibit  Document Description            Form        Date      Number  herewith
3.1      Articles of Incorporation.   10SB-12G/A  11/13/2003    3.1

3.2      Bylaws.                      10SB-12G/A  11/13/2003    3.2

31.1     Certification of Principal Executive Officer pursuant
         to 15d-15(e), promulgated under the Securities and
         Exchange Act of 1934, as amended.                                  X

31.2     Certification of Principal Financial Officer pursuant
         to 15d-15(e), promulgated under the Securities and
         Exchange Act of 1934, as amended.                                  X

32.1     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 (Chief Executive Office).                              X

32.2     Certification pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 (Chief Financial Office).                              X

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date: March 25, 2009                            GENERAL RED INTERNATIONAL, INC.

                                                /s/Xingping Hou
                                                ---------------
                                                Xingping Hou
                                                President, Chairman of the Board