Form 10-Q
period 2006-06-30
GENERAL RED INTERNATIONAL, INC.
filed 2009-03-25
CIK 1185218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

[]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

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

Large accelerated filer   [ ]  Accelerated filer              [ ]
Non-accelerated filer     [ ]  Smaller reporting company      [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of June 30, 2006: 23,384,114

Number of shares of preferred stock outstanding as of June 30, 2006: 135,998

On this Form 10Q quarterly report, the registrant, General Red International, Inc (formerly "Paradise Tan, Inc."), is hereinafter referred as "we", or "Company", or "Paradise Tan".

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GENERAL RED INTERNATIONAL, INC.
                          FORMERLY "PARADISE TAN, INC."
                           Consolidated Balance Sheet
                                At June 30, 2006
================================================================================

              ASSETS
              ------


CURRENT ASSETS
--------------
   Cash (unrestricted)                                           $    (3,045)
   Cash (restricted)                                                 475,717
   Accounts receivable                                                  --
   Inventory                                                          10,052
                                                                 -----------
     TOTAL CURRENT ASSETS                                            482,724

FIXED ASSETS
------------
   Tanning equipment                                                 142,913
   Transportation equipment                                           23,369
   Accumulated depreciation                                          (89,908)
                                                                 -----------
     NET FIXED ASSETS                                                 76,374

OTHER ASSETS
------------
   Deposits                                                           40,803
                                                                 -----------
     TOTAL OTHER ASSETS                                               40,803

     TOTAL ASSETS                                                $   599,901
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                         $   187,762
   Accounts payable - related parties                                    630
   Excess of outstanding checks over bank balance                       --
   Current portion of notes payable                                1,098,025
   Current portion of capitalized lease obligation                      --
                                                                 -----------
     TOTAL CURRENT LIABILITIES

LONG-TERM LIABILITIES
---------------------
   Accrued interest on preferred stock                               489,593
                                                                 -----------
     TOTAL LONG-TERM LIABILITIES                                     489,593
                                                                 -----------
     TOTAL LIABILITIES                                             1,776,010
                                                                 -----------
STOCKHOLDERS' DEFICIT
---------------------
   Common stock (100,000,000 shares authorized, 23,384,114
   shares issued and outstanding, par value $.01)                    233,841
   Common stock subscription receivable                                 --
   Preferred stock 8% cumulative (1,000,000 shares authorized,
   135,998 shares issued and outstanding, par value $10)           1,359,980
   Additional paid-in capital                                      3,350,493
   Retained deficit                                               (6,120,423)
                                                                 -----------
     TOTAL STOCKHOLDERS' DEFICIT                                  (1,176,109)
                                                                 -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   599,901
                                                                 ===========


                       See notes to financial statements.


                         GENERAL RED INTERNATIONAL, INC.
                          FORMERLY "PARADISE TAN, INC"
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2006 and 2005
================================================================================

                                                 3 Months     3 Months     6 Months     6 Months
                                                   Ended        Ended        Ended        Ended
                                                  June 30,     June 30,     June 30,     June 30,
                                                    2006         2005         2006         2005
                                                 ---------    ---------    ---------    ---------
REVENUES AND RELATED COSTS
--------------------------
   Tanning services from company operated        $  85,654    $ 323,734    $ 173,708    $ 558,112
   salons
   Product sales from company operated salons       37,711      (22,132)      73,132      (43,010)
                                                 ---------    ---------    ---------    ---------
   NET REVENUES                                    123,365      301,602      246,840      515,102
                                                 ---------    ---------    ---------    ---------
   Cost of product sales from company operated        --           --           --           --
   salons
                                                 ---------    ---------    ---------    ---------
   GROSS PROFIT                                    123,365      301,602      246,840      515,102
                                                 ---------    ---------    ---------    ---------

EXPENSES:
---------
   Advertising                                   $   2,544    $   9,917    $   4,976    $  54,181
   Auto and truck                                    2,698        2,716        4,952        5,591
   Bank and credit card charges                      2,819           36        5,164           36
   Commissions                                         764         --          1,331        2,898
   Consulting fees                                    --          2,000         --         10,000
   Contract labor                                       70         --             91          182
   Depreciation                                      6,473       66,500       12,946      133,000
   Directors fees                                     --           --           --           --
   Dues and subscriptions                              241            7          468           30
   Employee benefits                                   287           17          494          345
   Equipment rental                                   --          7,903         --          8,307
   Insurance                                         4,166        8,415        8,368       14,766
   Licenses and taxes                                1,965           35        3,965           35
   Miscellaneous                                     6,808         --         13,591        5,069
   Office expense                                    1,300       17,413        2,522       19,486
   Operational expense                               8,301       11,862       16,622       23,891
   Outside services                                    421        1,422          862        4,583
   Printing                                            190          478          378          478
   Postage and freight                                  58          169          115          664
   Professional fees                                 1,201            9        2,400       26,713
   Rent                                             33,616       52,973       67,233      111,574
   Repairs and maintenance                           1,321        1,856        2,553        2,778
   Salaries and related taxes                       44,007      124,434       87,218      215,731
   Telephone                                         3,008        5,030        5,995       10,363
   Utilities                                         9,801       17,593       19,556       19,032
                                                 ---------    ---------    ---------    ---------
     TOTAL EXPENSES                                132,059      330,785      261,799      669,733
                                                 ---------    ---------    ---------    ---------

     OPERATING (LOSS)                               (8,694)     (29,183)     (14,959)    (154,631)
                                                 ---------    ---------    ---------    ---------


                       See notes to financial statements.


                                         GENERAL RED INTERNATIONAL, INC.
                                         FORMERLY "PARADISE TAN, INC."
                                 Consolidated Statements of Operations (Cont.)
                           For the Three and Six Months Ended June 30, 2006 and 2005
====================================================================================================================


                                       3 Months        3 Months        6 Months        6 Months
                                         Ended           Ended           Ended           Ended
                                        June 30,        June 30,        June 30,        June 30,
                                          2006            2005            2006            2005
                                      ------------    ------------    ------------    ------------

     OPERATING (LOSS)                       (8,694)        (29,183)        (14,959)       (154,631)
                                      ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):


   Gain on sale of equipment                  --              --              --              --
   Other income (expense)                     --              --              --            27,179
   Interest expense                        (47,437)        (38,077)        (94,874)        (79,991)
                                      ------------    ------------    ------------    ------------
                                           (47,437)        (38,077)        (94,874)        (52,812)
                                      ------------    ------------    ------------    ------------

     NET LOSS                         $    (56,131)   $    (67,260)   $   (109,833)   $   (207,443)
                                      ============    ============    ============    ============

Basic Loss per Share                        $(0003)         $(0003)         $(0004)         $(0009)
                                      ============    ============    ============    ============

Fully Diluted Loss per Share                $(0003)         $(0003)         $(0004)   $       (009)
                                      ============    ============    ============    ============

Weighted Average Shares Outstanding     23,384,114      23,384,114      23,384,114      23,384,114
                                      ============    ============    ============    ============


                                      See notes to financial statements.





                                         GENERAL RED INTERNATIONAL, INC.
                                        FORMERLY "PARADISE TAN, INC."
                               Consolidated Statement of Stockholders' Deficit
                                    For the Six Months Ended June 30, 2006
================================================================================



                                                                                      Additional
                                 Common       Common       Preferred     Preferred     Paid in       Retained
                                 Stock        Shares         Stock        Shares       Capital        Deficit
                              -----------   -----------   -----------   -----------   -----------   -----------

Balances, January 1, 2006    $   233,841    23,384,114   $ 1,359,980       135,998   $ 3,350,184   $(6,010,590)

Net loss for the six
months ended June 30, 2006          --            --            --            --            --        (109,833)
                             -----------   -----------   -----------   -----------   -----------   -----------

Balances, June 30, 2006      $   233,841    23,384,114   $ 1,359,980       135,998   $ 3,350,184   $(6,120,423)
                             ===========   ===========   ===========   ===========   ===========   ===========


                                      See notes to financial statements.





                         GENERAL RED INTERNATIONAL, INC.
                          FORMERLY "PARADISE TAN, INC."
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2006 and 2005
================================================================================

                                                             2006         2005
                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                               $(109,833)   $(207,443)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                            12,946      133,000
     Gain on sale of fixed assets                              --           --
     Accrued interest on preferred stock                     54,400       54,400
     (Increase) decrease in operating assets:
       Accounts receivable                                     --        (27,084)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                 11,995      (10,607)
       Accounts payable - related parties                      --             10
                                                          ---------    ---------
       NET CASH (USED IN) OPERATING ACTIVITIES              (30,492)     (57,724)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Sales (Purchases) of fixed assets                           --        (49,150)
                                                          ---------    ---------
       NET CASH (USED IN) INVESTING ACTIVITIES                 --        (49,150)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Borrowings of notes payable                                 --        126,297
   Repayments of notes payable                                 --        (57,837)
   Excess of outstanding checks over bank balance              --         16,897
   Collection of note receivable                               --         26,996
   Principal repayments on capitalized lease obligation        --        (15,434)
                                                          ---------    ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES               --         96,919
                                                          ---------    ---------

       NET DECREASE IN CASH AND CASH EQUIVALENTS            (30,492)      (9,955)
                                                          ---------    ---------

CASH AND CASH EQUIVALENTS:
--------------------------
       Beginning of period                                  503,164      665,953
                                                          ---------    ---------
       End of period                                      $ 472,672    $ 655,998
                                                          =========    =========

                       See notes to financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         GENERAL RED INTERNATIONAL, INC.
                    FORMERLY "PARADISE TAN, INC" & SUBSIDIARY
                            JUNE 30, 2006 (UNAUDITED)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly our financial position at June 30, 2006, the results of operations for the three and six month periods ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The results for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2005 appearing in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 2 - SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of June 30, 2006 and 2005.

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

Operating lease commitments

We lease office space from third parties under various operating leases which expire on varying dates through September 2009 at various monthly rental payments. As of June 30, 2006, we have outstanding commitments with respect to the above non-cancelable operating leases.

Capital lease commitments

We are leasing salon equipment under three separate noncancelable capital leases that expire on various dates through April, 2007. The obligations under these capital leases have been recorded in the accompanying consolidated balance sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 10%. The book value of the collective equipment was approximately $99,000 at June 30, 2006.

NOTE 4 - GOING CONCERN

We have suffered recurring losses from operations, have negative working capital, have a stockholders' deficit, and has material restrictions on its cash as of June 30, 2006. In addition, we have yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to our ability to continue as a going concern.

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

NOTE 5 - COMMON STOCK AND RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006, we did not issue any common or preferred shares or warrants.

NOTE 6 - LITIGATION

In prior years, we received a notice from the National Association of Securities Dealers requesting certain information about us. In our opinion, the effects of any negative ramifications to us are remote and immaterial.

We have a judgment filed against it in the amount of $63,881. This amount, along with unpaid interest, is included in accounts payable in the accompanying consolidated balance sheet at June 30, 2006.

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

Overview
--------
We develop, market, franchise, license, and operate retail locations offering indoor tanning services and related products to the general public under the Paradise Tan name. "Indoor tanning" refers to the use of specially designed fluorescent lamps emitting specific wavelengths of ultraviolet light to cause a customer's skin to develop a tan in response. We are a Texas corporation formed in 1994.

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

The concept store is an integrated marketing approach evident in both the exterior and interior of the stores. Each new Paradise Tan indoor tanning center has a standardized design and color scheme that combine to give each store a consistent architectural look. Each 1,600 to 2,600 square foot concept store is equipped with eleven to twenty state of the art tanning beds and booths. With average tanning sessions of ten to twenty minutes, members have continuous access and availability of equipment to fit individual tanning needs and schedules. A typical Paradise Tan ? indoor tanning center will operate somewhat longer hours than a typical family owned tanning center. Location hours vary by season. We believe that implementation of the concept store will force competitors within a market area to compete on a similar level, requiring them to raise significant capital within a short period of time or withdraw from the market.

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

Advertising and Promotion. We currently use several methods of advertising and promotion, including print and broadcast media in the two markets that it serves. Franchisees are required to participate in chain-wide advertising and local advertising. Most of our advertising dollars are spent in the local area through direct mail coupon offers. Each mailing is targeted by zones containing several postal zip codes that coincide with the market area of a particular store or group of stores. We place our direct mail advertising primarily with national direct mail advertising companies. As we expand, we can benefit from price reductions and preferential bookings offered by its advertising companies for larger mass mailings. We also uses billboards to target specific demographic market areas and as a general promotion to increase brand recognition with the general public. We have used television advertising on a seasonal basis. The main chain-wide advertising today consists of the expenses for developing and maintaining our website and related efforts to gain wider recognition of the Paradise Tan brand name in the industry and with consumers .

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

RESULTS OF OPERATIONS
---------------------
Net Loss

We had a net loss of $56,131,  $67,260,  $109,833 and $207,443, or $.003, $.004,
$.009 and $.009 per common share for the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, respectively. The change in net loss was primarily due to decreased advertising and salaries in the 2006 periods compared to the same periods in 2005.

Sales

Revenues decreased $178,237or 59% % to $123,365 for the three months ended June 30, 2006, from $301,602 for the three months ended June 30, 2006. The decrease was attributable to customer attrition and turnover.

Expenses

Selling, general, and administrative expenses for the three months ended June, 2006 decreased $198,726 or 60 % to $132,059. In comparison with the three month period ended June 30, 2005, selling, general and administrative expenses decreased due to decreases in advertising and salaries in 2006 compared to the same period in 2005.

Liquidity and Capital Resources

On June 30, 2006, we had cash of $472,672 and a working capital deficit of $803,693. This compares with cash of $665,998 and a working capital deficit of $923,464 at December 31, 2005. The decrease in cash and working capital deficit was due to an decrease in net loss and payment of certain outstanding payables for the six months ended June 30, 2006 less the effects of depreciation. Operating activities had negative cash flow in the amount of $30,492 during the six months ended June 30, 2006 reflecting an excess of expenditures over revenues.

Net cash used in investing activities for the six months ended June 30, 2006 was $0 as compared with net cash used in investing activities of $49,150 for the six months ended June 30, 2005. The decrease in net cash used in investing activities is attributable to the purchase of property and equipment during the six months ended June 30, 2005 compared to the comparable period in 2006.

Net cash used by financing activities for the six months ended June 30, 2006 was $0 as compared with net cash used by financing activities of $96,919 for the six months ended June 30, 2005. This is a result of no borrowings or payments of notes payable in 2006 compared to 2005.

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