Form 10-Q
period 2006-09-30
GENERAL RED INTERNATIONAL, INC.
filed 2009-03-25
CIK 1185218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large accelerated filer   [ ]  Accelerated filer              [ ]
Non-accelerated filer     [ ]  Smaller reporting company      [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number  of  shares  of  common  stock  outstanding  as of  September  30,  2006:
23,384,114

Number of shares of  preferred  stock  outstanding  as of  September  30,  2006:
135,998

On this Form 10Q quarterly report, the registrant, General Red International, Inc (formerly "Paradise Tan, Inc."), is hereinafter referred as "we", or "Company", or "Paradise Tan".

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GENERAL RED INTERNATIONAL, INC.
                          FORMERLY "PARADISE TAN, INC."
                           Consolidated Balance Sheet
                              At September 30, 2006
================================================================================

ASSETS
------

CURRENT ASSETS
--------------
   Cash (unrestricted)                                           $   (13,777)
   Cash (restricted)                                                 475,717
   Accounts receivable                                                  --
   Inventory                                                          10,052
                                                                 -----------
     TOTAL CURRENT ASSETS                                            471,992

FIXED ASSETS
------------
   Tanning equipment                                                 142,913
   Transportation equipment                                           23,369
   Accumulated depreciation                                          (96,381)
                                                                 -----------
     NET FIXED ASSETS                                                 69,901

OTHER ASSETS
------------
   Deposits                                                           40,803
                                                                 -----------
     TOTAL OTHER ASSETS                                               40,803

                                                                 -----------
     TOTAL ASSETS                                                $   582,696
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                         $   197,276
   Accounts payable - related parties                                    630
   Excess of outstanding checks over bank balance                       --
   Current portion of notes payable                                     --
   Current portion of capitalized lease obligation                 1,098,025
                                                                 -----------
     TOTAL CURRENT LIABILITIES                                     1,295,931
                                                                 -----------

LONG-TERM LIABILITIES
---------------------
   Accrued interest on preferred stock                               516,793
                                                                 -----------
     TOTAL LONG-TERM LIABILITIES                                     516,793
                                                                 -----------
     TOTAL LIABILITIES                                             1,812,724
                                                                 -----------

STOCKHOLDERS' DEFICIT
---------------------
   Common stock (100,000,000 shares authorized, 23,384,114
   shares issued and outstanding, par value $.01)                    233,841
   Preferred stock 8% cumulative (1,000,000 shares authorized,
   135,998 shares issued and outstanding, par value $10)           1,359,980
   Additional paid-in capital                                      3,350,493
   Retained deficit                                               (6,174,342)
                                                                 -----------
     TOTAL STOCKHOLDERS' DEFICIT                                  (1,230,028)
                                                                 -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   582,696
                                                                 ===========

                       See notes to financial statements.



                         GENERAL RED INTERNATIONAL, INC.
                          FORMERLY "PARADISE TAN, INC."
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2006 and 2005
================================================================================

                                                  3 Months       3 Months       9 Months       9 Months
                                                    Ended          Ended          Ended          Ended
                                                  Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                                    2006           2005           2006           2005
                                                 -----------    -----------    -----------    -----------
REVENUES AND RELATED COSTS
--------------------------

   Tanning services from company operated        $    89,002    $   104,631    $   262,710    $   662,743
   salons
   Product sales from company operated salons         38,004        101,113        111,136        144,123
                                                 -----------    -----------    -----------    -----------
   NET REVENUES                                      127,006        205,744        373,846        806,866
                                                 -----------    -----------    -----------    -----------
   Cost of product sales from company operated
   salons                                               --             --             --          (52,583)
                                                 -----------    -----------    -----------    -----------
   GROSS PROFIT                                      127,006        205,744        373,846        754,283
                                                 -----------    -----------    -----------    -----------

EXPENSES:

   Salaries and related taxes                    $    44,392    $    83,577    $   131,610    $   299,308
   Consulting fees                                      --           10,000           --           10,000
   Depreciation                                        6,473         66,500         19,419        199,500
   Rent                                               33,616         63,942        100,848        175,516
   Other selling, general and administrative          49,007         95,535        143,410        348,903
                                                 -----------    -----------    -----------    -----------
     TOTAL EXPENSES                                  133,488        319,554        395,287      1,033,227
                                                 -----------    -----------    -----------    -----------

     OPERATING (LOSS)                                 (6,482)      (113,810)       (21,441)      (278,944)
                                                 -----------    -----------    -----------    -----------


                       See notes to financial statements.





                         GENERAL RED INTERNATIONAL, INC.
                          FORMERLY "PARADISE TAN, INC."
                  Consolidated Statements of Operations (Cont.)
         For the Three and Nine Months Ended September 30, 2006 and 2005
==============================================================================================================

                                        3 Months        3 Months        9 Months        9 Months
                                          Ended           Ended           Ended           Ended
                                        Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                          2006            2005            2006            2005
                                      ------------    ------------    ------------    ------------


     OPERATING (LOSS)                       (6,482)       (113,810)        (21,441)       (278,944)
                                      ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):


   Gain on sale of equipment                  --              --              --              --
   Other income (expense)                     --            27,957            --              (778)
   Interest expense                        (47,437)        (20,874)       (142,311)        (34,448)
                                      ------------    ------------    ------------    ------------
                                           (47,437)         (7,083)       (142,311)        (35,22)
                                      ------------    ------------    ------------    ------------

     NET LOSS                         $    (53,919)   $   (106,727)   $   (163,752)      $(314,17)
                                      ============    ============    ============    ============

Basic Loss per Share                  $     (0.002)   $     (0.005)   $       (0.01)  $     (0.013)
                                      ============    ============    ============    ============

Fully Diluted Loss per Share          $     (0.002)   $     (0.005)   $     (0.007)   $     (0.013)
                                      ============    ============    ============    ============

Weighted Average Shares Outstanding     23,384,114      23,384,114      23,384,114      23,384,114
                                      ============    ============    ============    ============


                                      See notes to financial statements.




                         GENERAL RED INTERNATIONAL, INC.
                          FORMERLY "PARADISE TAN, INC."
                 Consolidated Statement of Stockholders' Deficit
                  For the Nine Months Ended September 30, 2006
================================================================================

                                                                                        Additional
                                 Common        Common       Preferred     Preferred      Paid in       Retained
                                 Stock         Shares         Stock        Shares        Capital        Deficit
                               -----------   -----------   -----------   -----------   -----------    -----------

Balances, January 1, 2006      $   233,841    23,384,114   $ 1,359,980       135,998   $ 3,350,493    $(6,010,590)

Net loss for the nine months
ended September 30, 2006              --            --            --            --            --         (163,752)
                               -----------   -----------   -----------   -----------   -----------    -----------

Balances, September 30,
2006                           $   233,841    23,384,114   $ 1,359,980       135,998   $ 3,350,493    $(6,174,342)
                               ===========   ===========   ===========   ===========   ===========    ===========


                       See notes to financial statements.





                         GENERAL RED INTERNATIONAL, INC.
                          FORMERLY "PARADISE TAN, INC."
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2006 and 2005
================================================================================

                                                            2006          2005
                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                               $(163,752)   $(314,170)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                            19,419      199,500
     Gain on sale of fixed assets                              --           --
     Accrued interest on preferred stock                     81,600       81,600
     (Increase) decrease in operating assets:
       Accounts receivable                                     --        (26,644)
       Inventory                                               --            (30)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                 21,509       13,601)
       Accounts payable - related parties                      --         (3,152)
                                                          ---------    ---------
       NET CASH (USED IN) OPERATING ACTIVITIES              (41,224)     (49,295)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Decrease in deposits                                        --           --
   Proceeds from disposal of fixed assets                      --           --
   Purchases of fixed assets                                             (73,426)
                                                          ---------    ---------
       NET CASH (USED IN) INVESTING ACTIVITIES                 --        (73,426)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Borrowings of notes payable                                 --        126,297
   Repayments of notes payable                                 --        (32,835)
   Excess of outstanding checks over bank balance              --          7,903
   Collection of note receivable                               --         26,996
   Principal repayments on capitalized lease obligation        --        (20,329)
                                                          ---------    ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES               --        108,032
                                                          ---------    ---------

       NET DECREASE IN CASH AND CASH EQUIVALENTS            (41,224)     (14,689)
                                                          ---------    ---------

CASH AND CASH EQUIVALENTS:
--------------------------
       Beginning of period                                  503,164      665,953
                                                          ---------    ---------
       End of period                                      $ 461,940    $ 651,264
                                                          =========    =========


                       See notes to financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         GENERAL RED INTERNATIONAL, INC.
                   FORMERLY "PARADISE TAN, INC." & SUBSIDIARY
                         SEPTEMBER 30, 2006 (UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly our financial position at September 30, 2006, the results of operations for the three and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The results for the period ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2005 appearing in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 2 - SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of September 30, 2006 and 2005.

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

Operating lease commitments

We lease office space from third parties under various operating leases which expire on varying dates through September 2009 at various monthly rental payments. As of September 30, 2006, we have outstanding commitments with respect to the above non-cancelable operating leases.

Capital lease commitments

We are leasing salon equipment under three separate noncancelable capital leases that expire on various dates through April, 2007. The obligations under these capital leases have been recorded in the accompanying consolidated balance sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 10%. The book value of the collective equipment was approximately $99,000 at September 30, 2006.

NOTE 4 - GOING CONCERN

We have suffered recurring losses from operations, have negative working capital, have a stockholders' deficit, and has material restrictions on its cash as of September 30, 2006. In addition, we have yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to our ability to continue as a going concern.

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

NOTE 5 - COMMON STOCK AND RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006, we did not issue any common or preferred shares or warrants.

NOTE 6 - LITIGATION

In prior years, we received a notice from the National Association of Securities Dealers requesting certain information about us. In our opinion, the effects of any negative ramifications to us are remote and immaterial.

We have a judgment filed against it in the amount of $63,881. This amount, along with unpaid interest, is included in accounts payable in the accompanying consolidated balance sheet at September 30, 2006.


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

RESULTS OF OPERATIONS
---------------------
Net Loss

We had a net loss of $53,919,  $106,727,  $163,752 and $314,170, or $.002, $005,
$01 and $.013 per common share for the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, respectively. The change in net loss was primarily due to decreased advertising and salaries in the 2006 periods compared to the same periods in 2005.

Sales

Revenues decreased $78,738 or 38% to $127,006 for the three months ended September 30, 2006, from $205,744 for the three months ended September 30, 2005. The decrease was attributable to poor customer retention and decreased advertising that generated fewer customers.

Expenses

Other selling, general, and administrative expenses for the three months ended September 30, 2006 decreased $186,066 or 58% to $133,488. In comparison with the three month period ended September 30, 2005, selling, general and administrative expenses decreased due to decreases in administrative and office expenses in 2006 compared to the same period in 2005.

Liquidity and Capital Resources

On September 30, 2006, we had cash of $461,224 and a working capital deficit of $823,939. This compares with cash of $665,953 and a working capital deficit of $978,596 at December 31, 2005. The decrease in cash and working capital deficit was due to an decrease in net loss for the nine months ended September 30, 2006 less the effects of depreciation. Operating activities had negative cash flow in the amount of $41,224 during the nine months ended September 30, 2006 reflecting an excess of expenditures over revenues and increased depreciation as mentioned above.

Net cash provided by investing activities for the nine months ended September 30, 2006 was $0 as compared with net cash used in investing activities of $73,426 for the nine months ended September 30, 2005. The change in investing activities is attributable to fewer purchases of property and equipment during the nine months ended September 30, 2006 compared to the comparable period in 2005.

Net cash used by financing activities for the nine months ended September 30, 2006 was $0 as compared with net cash provided by financing activities of $108,032 for the nine months ended September 30, 2005. The decrease in net cash provided by financing activities is attributable to no borrowings of principal of notes payable in 2006 compared to 2005.

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