Form 10-Q
period 2007-03-31
GENERAL RED INTERNATIONAL, INC.
filed 2009-03-25
CIK 1185218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

    Large accelerated filer   [ ]   Accelerated filer              [ ]
    Non-accelerated filer     [ ]   Smaller reporting company      [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]  NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of March 31, 2007: 23,384,114

Number of shares of preferred stock outstanding as of March 31, 2007: 135,998

On this Form 10Q quarterly report, the registrant, General Red International, Inc (formerly "Paradise Tan, Inc."), is hereinafter referred as "we", or "Company", or "Paradise Tan".

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                         GENERAL RED INTERNATIONAL, INC.
                          FORMERLY "PARADISE TAN, INC."
                           Consolidated Balance Sheet
                                At March 31, 2007
                                   (unaudited)
================================================================================

                                 ASSETS
                                 ------

CURRENT ASSETS
--------------
   Cash (unrestricted)                                             $        (35)
   Cash (restricted)                                                    475,717
                                                                   -------------
     TOTAL CURRENT ASSETS                                               475,682

FIXED ASSETS
------------
   Tanning equipment                                                    142,913
   Transportation equipment                                              23,369
   Accumulated depreciation                                            (113,624)
                                                                   -------------
     NET FIXED ASSETS                                                    52,658

OTHER ASSETS
------------
   Deposits                                                              37,439
                                                                   -------------
     TOTAL OTHER ASSETS                                                  37,439

                                                                   -------------
     TOTAL ASSETS                                                  $    565,779
                                                                   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                           $    257,748
   Accounts payable - related parties
   Current portion of notes payable                                   1,092,075
   Current portion of capitalized lease obligation
                                                                   -------------
     TOTAL CURRENT LIABILITIES                                        1,349,823
                                                                   -------------

LONG-TERM LIABILITIES
---------------------
   Accrued interest on preferred stock                                  571,192
                                                                   -------------
     TOTAL LONG-TERM LIABILITIES                                        571,192
                                                                   -------------
     TOTAL LIABILITIES                                                1,921,015
                                                                   -------------

STOCKHOLDERS' DEFICIT
---------------------
   Common stock (100,000,000 shares authorized, 23,384,114
   shares issued and outstanding, par value $.01)                        33,841
   Preferred stock 8% cumulative (1,000,000 shares authorized,
   135,998 shares issued and outstanding, par value $10)              1,359,980
   Additional paid-in capital                                         3,350,493
   Retained deficit                                                  (6,299,550)
                                                                   -------------
     TOTAL STOCKHOLDERS' DEFICIT                                     (1,355,236)
                                                                   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $    565,779
                                                                   =============

                       See notes to financial statements.



                         GENERAL RED INTERNATIONAL, INC.
                          FORMERLY "PARADISE TAN, INC."
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2007 and 2006
                                   (unaudited)
=====================================================================================

                                                             2007            2006
                                                        -------------   -------------

REVENUES AND RELATED COSTS
--------------------------
   Tanning services from company operated salons        $     99,021    $    123,475
   Product sales from company operated salons                   --              --
                                                        -------------   -------------
   NET REVENUES                                               99,021         123,475
                                                        -------------   -------------
   Cost of product sales from company operated salons           --              --
                                                        -------------   -------------
   GROSS PROFIT                                               99,021         123,475
                                                        -------------   -------------

EXPENSES:
---------
   Salaries                                             $     47,202    $     43,211
   Depreciation                                                5,934           6,473
   Rent                                                       34,847          33,616
   Other General & Administration                             44,621          46,440
                                                        -------------   -------------
   TOTAL EXPENSES                                            138,123         129,740
                                                        -------------   -------------
     OPERATING (LOSS)                                        (39,102)         (6,265)
                                                        -------------   -------------

OTHER INCOME (EXPENSE):
-----------------------
   Interest expense                                          (43,484)        (47,437)
                                                        -------------   -------------

     NET INCOME/(LOSS)                                 $    (82,586)   $    (53,702)
                                                        =============   =============

Basic Loss per Share                                    $      (.003)   $     (0.002)
                                                        =============   =============

Fully Diluted Loss per Share                            $      (.003)   $     (0.002)
                                                        =============   =============

Weighted Average Shares Outstanding                       23,384,114      23,384,114)
                                                        =============   =============

                       See notes to financial statements.



                                        GENERAL RED INTERNATIONAL, INC.
                                        FORMERLY "PARADISE TAN, INC."
                                Consolidated Statement of Stockholders' Deficit
                                For the Three Months Ended March 31, 2007
                                                (unaudited)
==========================================================================================================


                                                                                Additional
                            Common        Common     Preferred    Preferred      Paid in       Retained
                             Stock        Shares       Stock        Shares       Capital        Deficit
                           ---------    ----------  -----------   ----------   -----------   -------------

Balances, January 1, 2007  $ 233,841    23,384,114  $ 1,359,980    135,998     $ 3,350,493   $ (6,216,964)

Net income/( loss ) for
quarter                         --            --           --         --              --          (82,586)
                           ---------    ----------  -----------   ----------   -----------   -------------

Balances, March 31, 2007   $    --            --    $      --         --       $      --     $ (6,299,550)
                           =========    ==========  ===========   ==========   ===========   =============

                                        See notes to financial statements.




                                   GENERAL RED INTERNATIONAL, INC.
                                    FORMERLY "PARADISE TAN, INC."
                                Consolidated Statements of Cash Flows
                         For the Three Months Ended March 31, 2007 and 2006
                                             (unaudited)
===================================================================================================

                                                                                2007        2006
                                                                            ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net income                                                               $ (82,586)   $ (53,702)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                               5,934        6,473
     Gain on sale of fixed assets                                                --           --
     Accrued interest on preferred stock                                       27,201         --
     (Increase) decrease in operating assets:
       Accounts receivable                                                       --           --
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                   66,107       (3,920)
       Accounts payable - related parties                                        --           --
                                                                            ----------   ----------
       NET CASH (USED IN) OPERATING ACTIVITIES                                 16,656      (51,149)
                                                                            ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Proceeds from sales of fixed assets (excluding effect of depreciation)        --           --
                                                                            ----------   ----------
       NET CASH (USED IN) INVESTING ACTIVITIES                                   --           --
                                                                            ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Borrowings of notes payable                                                   --           --
   Repayments of notes payable                                                   --           --
   Collection of note receivable                                                 --           --
   Principal repayments on capitalized lease obligation                          --           --
                                                                            ----------   ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                 --           --
                                                                            ----------   ----------

       NET INCREASE IN CASH AND CASH EQUIVALENTS                               16,656      (51,149)
                                                                            ----------   ----------

CASH AND CASH EQUIVALENTS:
--------------------------
       Beginning of period                                                    459,026      503,164
                                                                            ----------   ----------
       End of period                                                        $ 475,682    $ 452,015
                                                                            ==========   ==========

                                 See notes to financial statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         GENERAL RED INTERNATIONAL, INC.
                   FORMERLY "PARADISE TAN, INC." & SUBSIDIARY
                           MARCH 31, 2007 (UNAUDITED)



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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly our financial position at March 31, 2007, the results of operations for the three month periods ended March 31, 2007and 2006, and cash flows for the three months ended March 31, 2007 and 2006. The results for the period ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2006 appearing in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 2 - SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of March 31, 2007and 2006.

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

Operating lease commitments

We lease office space from third parties under various operating leases which expire on varying dates through September 2009 at various monthly rental payments. As of March 31, 2007, we have outstanding commitments with respect to the above non-cancelable operating leases.

Capital lease commitments

We are leasing salon equipment under three separate noncancelable capital leases that expire on various dates through April, 2007. The obligations under these capital leases have been recorded in the accompanying consolidated balance sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 10%. The book value of the collective equipment was approximately $100,000 at March 31, 2007.

NOTE 4 - GOING CONCERN

We have suffered recurring losses from operations, has negative working capital, has a stockholders' deficit, and has material restrictions on its cash as of March 31, 2007. In addition, we have yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to our ability to continue as a going concern.

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

NOTE 5 - COMMON STOCK AND RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, we did not issue any common or preferred shares or warrants.

NOTE 6 - LITIGATION

In prior years, we received a notice from the National Association of Securities Dealers requesting certain information about us. In our opinion, the effects of any negative ramifications to us are remote and immaterial.

We have a judgment filed against it in the amount of $63,881. This amount, along with unpaid interest, is included in accounts payable in the accompanying consolidated balance sheet at March 31, 2007.



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

RESULTS OF OPERATIONS

Net Loss

We had net income and a net income and a net loss of $82,586 and $53,702, or $.003and $.002 per common share for the three months ended March 31, 2007 and 2006, respectively. The change in net loss was primarily due to an increase salaries in 2007 compared to the same period in 2006.

Sales

Revenues decreased $24,454 or 20% to $99,021 for the three months ended March 31, 2007, from $123,475 for the three months ended March 31, 2006.

Expenses

Selling, general, and administrative expenses for the three months ended March 31, 2007 increased $8,383 or 6% to $138,123. In comparison with the three month period ended March 31, 2006, due to increases in banking fees and salaries in 2007 compared to the same period in 2006.

Liquidity and Capital Resources

On March 31, 2007, we had cash of $475,682 and a working capital deficit of $874,141. This compares with cash of $459,026 and a working capital deficit of $824,690 at December 31, 2006. The increase in cash is attributable to cost saving measures implimented by the company during 2007 and the increase in working capital deficit was due to cash payments made to reduce certain outstanding payables for the period ended 2007. Operating activities had a net inflow of cash in the amount of $16,656 during the three months ended March 31, 2007 reflecting an excess of revenue over expenditures and decreased depreciation.

Net cash received in investing activities for the three months ended March 31, 2007 was $0 as compared with net cash used in investing activities of $0 for the three months ended March 31, 2006..

Net cash used by financing activities for the three months ended March 31, 2007 was $0 as compared with net cash used by financing activities of $0 for the three months ended March 31, 2006.

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

ITEM 6. EXHIBITS

          The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:


                                                                    Incorporated by reference
                                                                                                    Filed
Exhibit  Document Description                                       Form        Date      Number  herewith

3.1      Articles of Incorporation.                              10SB-12G/A  11/13/2003    3.1

3.2      Bylaws.                                                 10SB-12G/A  11/13/2003    3.2

31.1     Certification of Principal Executive Officer pursuant
         to                                                                                           X
         15d-15(e), promulgated under the Securities and
         Exchange Act of 1934, as amended.

31.2     Certification of Principal Financial Officer pursuant
         to                                                                                           X
         15d-15(e), promulgated under the Securities and
         Exchange Act of 1934, as amended.

32.1     Certification pursuant to 18 U.S.C. Section 1350, as                                         X
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 (Chief Executive Office).

32.2     Certification pursuant to 18 U.S.C. Section 1350, as                                         X
         adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002 (Chief Financial Office).

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