Form 10-Q
period 2007-09-30
GENERAL RED INTERNATIONAL, INC.
filed 2009-03-25
CIK 1185218

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large accelerated filer   [ ]   Accelerated filer              [ ]
Non-accelerated filer     [ ]   Smaller reporting company      [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number  of  shares  of  common  stock  outstanding  as of  September  30,  2007:
23,384,114

Number of shares of  preferred  stock  outstanding  as of  September  30,  2007:
135,998

On this Form 10Q quarterly report, the registrant, General Red International, Inc (formerly "Paradise Tan, Inc."), is hereinafter referred as "we", or "Company", or "Paradise Tan".

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         GENERAL RED INTERNATIONAL, INC.
                          FORMERLY "PARADISE TAN, INC."
                           Consolidated Balance Sheet
                              At September 30, 2007
================================================================================

ASSETS
------

CURRENT ASSETS
--------------
   Cash (unrestricted)                                           $       102
   Cash (restricted)                                                 475,717
                                                                 -----------
     TOTAL CURRENT ASSETS                                            475,819

FIXED ASSETS
------------
   Tanning equipment                                                 142,913
   Transportation equipment                                           23,369
   Accumulated depreciation                                         (125,492)
                                                                 -----------
     NET FIXED ASSETS                                                 40,790

OTHER ASSETS
------------
   Deposits                                                           37,349
                                                                 -----------
     TOTAL OTHER ASSETS                                               37,349


     TOTAL ASSETS                                                $   554,048
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES
-------------------
   Accounts payable and accrued expenses                         $   353,997
   Current portion of notes payable                                1,092,075
                                                                 -----------
     TOTAL CURRENT LIABILITIES                                     1,446,072
                                                                 -----------

LONG-TERM LIABILITIES
---------------------
   Accrued interest on preferred stock                               625,592
                                                                 -----------
     TOTAL LONG-TERM LIABILITIES                                     625,592
                                                                 -----------
     TOTAL LIABILITIES                                             2,071,664
                                                                 -----------

STOCKHOLDERS' DEFICIT
---------------------
   Common stock (100,000,000 shares authorized, 23,384,114
   shares issued and outstanding, par value $.01)                    233,841
   Preferred stock 8% cumulative (1,000,000 shares authorized,
   135,998 shares issued and outstanding, par value $10)           1,359,980
   Additional paid-in capital                                      3,350,184
   Retained deficit                                               (6,461,930)
                                                                 -----------
     TOTAL STOCKHOLDERS' DEFICIT                                   1,517,616
                                                                 -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   554,048
                                                                 ===========


                       See notes to financial statements.


                         GENERAL RED INTERNATIONAL, INC.
                          FORMERLY "PARADISE TAN, INC."
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2007 and 2006
================================================================================

                                                   3 Months        3 Months        3 Months        3 Months
                                                     Ended           Ended           Ended           Ended
                                                   Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                     2007            2007            2007            2007
                                                 ------------    ------------    ------------    ------------
REVENUES AND RELATED COSTS


   Tanning services from company operated        $    100,223    $    127,006    $    300,128    $    373,846
   salons
   Product sales from company operated salons            --              --              --              --
                                                 ------------    ------------    ------------    ------------
   NET REVENUES                                       100,223    $    127,006    $    300,128    $    373,846
                                                 ------------    ------------    ------------    ------------
   Cost of product sales from company operated
   salons                                                --              --              --
                                                 ------------    ------------    ------------    ------------
   GROSS PROFIT                                       100,223         127,006         300,128         373,846
                                                 ------------    ------------    ------------    ------------

EXPENSES:

   Salaries and related taxes                    $     47,245    $     44,392    $    141,668    $    131,610
   Depreciation                                         5,934           6,473          17,802          19,419
   Rent                                                34,847          33,616         104,541         100,848
   Other Selling, general and administrative           44,776          49,007         133,998         143,410
                                                 ------------    ------------    ------------    ------------
     TOTAL EXPENSES                                   138,376         133,488         414,642         395,287
                                                 ------------    ------------    ------------    ------------

     OPERATING (LOSS)                                 (38,153)         (6,482)       (114,514)        (21,441)
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):

   Gain on sale of equipment                             --              --              --              --
   Other income (expense)                                --              --              --              --
   Interest expense                                   (43,484)        (47,437)       (130,452)       (142,311)
                                                 ------------    ------------    ------------    ------------
                                                       (6,263)          7,083            --           (38,222)
                                                 ------------    ------------    ------------    ------------

     NET LOSS                                    $    (81,637)   $    (53,919)   $   (244,966)   $   (163,752)
                                                 ============    ============    ============    ============

Basic Loss per Share                             $       (000)   $       (000)   $       (000)   $       (000)
                                                 ============    ============    ============    ============

Fully Diluted Loss per Share                     $       (000)   $       (000)   $       (000)   $       (000)
                                                 ============    ============    ============    ============

Weighted Average Shares Outstanding                23,384,114      23,384,114      23,384,114      23,384,114
                                                 ============    ============    ============    ============


                                      See notes to financial statements.



                                       GENERAL RED INTERNATIONAL, INC.
                                        FORMERLY "PARADISE TAN, INC."
                               Consolidated Statement of Stockholders' Deficit
                                 For the Nine Months Ended September 30, 2007
================================================================================

                                                                                      Additional
                                  Common       Common       Preferred     Preferred     Paid in       Retained
                                  Stock        Shares         Stock        Shares       Capital        Deficit
                               -----------   -----------   -----------   -----------   -----------    -----------

Balances, January 1, 2007      $   233,841    23,384,114   $ 1,359,980       135,998   $ 3,350,493    $(6,216,964)

Net loss for the nine months
ended September 30, 2007              --            --            --            --            --          244,966
                               -----------   -----------   -----------   -----------   -----------    -----------

Balances, September 30,
2007                           $   233,841    23,384,114   $ 1,359,980       135,998   $ 3,350,493    $(6,461,930)
                               ===========   ===========   ===========   ===========   ===========    ===========


                       See notes to financial statements.





                         GENERAL RED INTERNATIONAL, INC.
                          FORMERLY "PARADISE TAN, INC."
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2007 and 2006
================================================================================

                                                             2007         2006
                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                               $(244,966)   $(163,752)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                            17,802       19,419
     Gain on sale of fixed assets                              --           --
     Accrued interest on preferred stock                     81,601       81,600
     (Increase) decrease in operating assets:
       Accounts receivable                                     --           --
       Inventory                                               --           --
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                162,356       21,509
       Accounts payable - related parties                      --           --
                                                          ---------    ---------
       NET CASH (USED IN) OPERATING ACTIVITIES               16,793      (41,224)
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Decrease in deposits                                        --           --
   Proceeds from disposal of fixed assets                      --           --
   Purchases of fixed assets                                   --           --
                                                          ---------    ---------
       NET CASH (USED IN) INVESTING ACTIVITIES                 --           --
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Borrowings of notes payable                                 --           --
   Repayments of notes payable                                 --           --
   Excess of outstanding checks over bank balance              --           --
   Collection of note receivable                               --           --
   Principal repayments on capitalized lease obligation        --           --
                                                          ---------    ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES               --           --
                                                          ---------    ---------
       NET DECREASE IN CASH AND CASH EQUIVALENTS             16,793      (41,224)
                                                          ---------    ---------
CASH AND CASH EQUIVALENTS:
--------------------------
       Beginning of period                                  459,026      503,164
                                                          ---------    ---------
       End of period                                      $ 475,819    $ 461,940
                                                          =========    =========


                       See notes to financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         GENERAL RED INTERNATIONAL, INC.
                    FORMERLY "PARADISE TAN, INC."& SUBSIDIARY
                          SEPTEMBER 30, 2007(UNAUDITED)

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly our financial position at September 30, 2007, the results of operations for the three and nine month periods ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The results for the period ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. These financial statement should be read in conjunction with the financial statements and notes for the year ended December 31, 2006 appearing in our annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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


NOTE 2 - SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any material, separately reportable operating segments as of September 30, 2007 and 2006.

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

Pursuant to one of the other agreements, our President shall receive an annual base salary of $75,000 for a three year term through August 5, 2006. Upon the successful completion of a certain financing package with Chuckanut Capital

Group, Ltd., this executive's base salary will be increased to $120,000 within three months following the successful completion date. The base salary will be increased by a minimum of 5% on each anniversary of the commencement date.

We are also committed to a consulting agreement. Pursuant to the agreement and related addendum dated September 1, 2004, we are obligated to pay a monthly payment of $10,000 to a related party corporation in exchange for financial consulting services. This corporation's officer is our former Director. The agreement expires on May 15, 2008.

Operating lease commitments

We lease office space from third parties under various operating leases which expire on varying dates through September 2009 at various monthly rental payments. As of September 30, 2007, we have outstanding commitments with respect to the above non-cancelable operating leases.

Capital lease commitments

We are leasing salon equipment under three separate noncancelable capital leases that expire on various dates through April, 2007. The obligations under these capital leases have been recorded in the accompanying consolidated balance sheet at the net present value of the future minimum lease payments, discounted at an interest rate of 10%. The book value of the collective equipment was approximately $99,000 at September 30, 2007.

NOTE 4 - GOING CONCERN

We have suffered recurring losses from operations, have negative working capital, have a stockholders' deficit, and has material restrictions on its cash as of September 30, 2007. In addition, we have yet to generate an internal cash flow from its business operations and has generated operating losses since its inception. These factors raise substantial doubt as to our ability to continue as a going concern.

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

NOTE 5 - COMMON STOCK AND RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007, we did not issue any common or preferred shares or warrants.

NOTE 6 - LITIGATION

In prior years, we received a notice from the National Association of Securities Dealers requesting certain information about us. In our opinion, the effects of any negative ramifications to us are remote and immaterial.

We have a judgment filed against it in the amount of $63,881. This amount, along with unpaid interest, is included in accounts payable in the accompanying consolidated balance sheet at September 30, 2007.

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

RESULTS OF OPERATIONS
---------------------
Net Loss

We had a net loss of $81,637 and $53,919 and net losses of $244,966 and $163,752, or $.00, .00, $00 and $.00 per common share for the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2007 and 2006, respectively. The change in net loss was primarily due to a increase in supply costs and customer turnover and attrition in 2007 periods compared to the same periods in 2006.

Sales

Revenues increased $26,783 or 21% to $100,223 for the three months ended September 30, 2007, from $127,006 for the three months ended September 30, 2006. The decrease was attributable to customer attriton.

Expenses

Other selling, general, and administrative expenses for the three months ended September 30, 2007 increased $4,888 or 4% to $138,376. In comparison with the three month period ended September 30, 2006, selling, general and administrative expenses increased due to increases in salaries in 2007 compared to the same period in 2006.

Liquidity and Capital Resources

On September 30, 2007, we had cash of $475,819 and a working capital deficit of $970,253. This compares with cash of $459,026 and a working capital deficit of $824,690 at December 31, 2006. The increase in cash and increase working capital surplus was due to the company's efforts to preserve cash and allow dividends to continue to accre for the nine months ended September 30, 2007 less the effects of depreciation. Operating activities had positive cash flow in the amount of $16,793 during the nine months ended September 30, 2007 reflecting an excess of revenues over expenditures.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $0 as compared with net cash used in investing activities of $0 for the nine months ended September 30, 2006.

Net cash used by financing activities for the nine months ended September 30, 2007 was $0 as compared with net cash provided by financing activities of $0 for the nine months ended September 30, 2006.


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